Form 10-K405
period 1997-12-31
RAM ENERGY INC/OK
filed 1998-04-27
CIK 1051191

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997.
     Filed pursuant to Rule 15d-2 promulgated under the Securities Exchange Act of 1934

                                 or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to

                 Commission file number 333-42641

                         RAM Energy, Inc.
       (Exact name of registrant as specified in its charter)

                Delaware                      52-1535102
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

   5100 East Skelly Drive, Suite 650
            Tulsa, Oklahoma                       74135
(Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code:
                        (918) 632-0620

Securities registered pursuant to Section 12(b) of the Act:

                               NONE

Securities registered pursuant to Section 12(g) of the Act:

                               NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

None of the registrant's common equity is held by non-affiliates.

                              PART IV

ITEMS 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)     The following documents are filed as part of this report.

          1. Financial Statements. The registrant's Consolidated Financial Statements for its fiscal year ended December 31, 1997.

          2. Financial Statement Schedules. No financial statement schedules are filed with this report as no schedules are applicable or required.

          3.   Exhibits.

               Exhibit 27 - Financial Data Schedule

Consolidated Financial Statements

RAM Energy, Inc.

Years ended December 31, 1995, 1996 and 1997 with Report of Independent Auditors

                        RAM Energy, Inc.

               Consolidated Financial Statements

          Years ended December 31, 1995, 1996 and 1997


                            Contents

Report of Independent Auditors

Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

                 Report of Independent Auditors



The Board of Directors
RAM Energy, Inc.

We have audited the accompanying consolidated balance sheets of RAM Energy, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. We have audited the accompanying statements of operations and cash flows of RAMCO-NYL 1987 Limited Partnership (the "Predecessor") for the year ended December 31, 1995 and for the eleven-month period ended November 30, 1996. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAM Energy, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and the results of operations and cash flows of the Predecessor for the year ended December 31, 1995 and for the eleven-month period ended November 30, 1996, in conformity with generally accepted accounting principles.




                                        ERNST & YOUNG LLP

Oklahoma City, Oklahoma
April 13, 1998

                            RAM Energy, Inc.

                       Consolidated Balance Sheets
                                                         December 31,
                                                     1996          1997
                                               ---------------------------
Assets
Current assets (Note 3):
  Cash and cash equivalents                    $  1,607,365   $  1,248,421
  Accounts receivable:
    Oil and gas sales                             5,051,508      4,161,392
    Joint interest operations, net of allowance for
      doubtful accounts of $370,693 in 1996 and
      $438,819 in 1997                              464,826        986,571
    Related parties                                   9,500         10,000
    Other                                           154,060         23,841
  Prepaid expenses and deposits                     365,456        365,649
  Oil and gas properties and equipment held
    for sale                                      5,400,000              -
                                               ---------------------------
Total current assets                             13,052,715      6,795,874

Properties and equipment, at cost (Notes 2 and 3):
  Oil and gas properties and equipment, based on full
    cost accounting                              58,807,298     72,696,425
  Other property and equipment                    3,275,688      3,499,840
                                               ---------------------------
                                                 62,082,986     76,196,265
  Less accumulated amortization and depreciation  7,344,660     15,622,566
                                               ---------------------------
Net properties and equipment                     54,738,326     60,573,699

Other assets (Note 3):
  Receivable from sister corporation, net of
    allowance of $139,695 (Note 2)                1,800,000              -
  Deferred loan costs, net of accumulated
    amortization of $33,862 in 1996 and
    $356,889 in 1997                              1,532,927      1,290,299
  Deferred offering costs                                 -        733,602
  Other                                             285,712        333,895
                                               ---------------------------
Total assets                                    $71,409,680    $69,727,369
                                               ===========================

Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Accounts payable:
    Trade                                      $  3,062,826   $  3,934,822
    Oil and gas proceeds due others               2,474,262      3,032,659
  Accrued liabilities:
    Compensation                                    820,200        179,600
    Interest                                        384,653        379,612
    Other                                           300,000        270,000
    Preferred stock redemption (Note 6)                   -      1,473,660
  Long-term debt due within one year (Note 3)     5,475,673         97,723
                                               ---------------------------
Total current liabilities                        12,517,614      9,368,076

Gas balancing liability not expected to be settled
  within one year                                   914,934        491,237
Long-term debt due after one year (Note 3)       57,508,754     62,127,442
Other noncurrent liabilities                              -      1,123,602
Commitments and contingencies (Notes 4 and 8)       600,000        600,000
Minority interest                                 1,188,896              -

Stockholders' equity (deficiency) (Notes 3 and 6):
  Preferred stock, $.01 par value; authorized
    5,000,000 shares; issued and outstanding
    147,366 shares in 1996, none in 1997
    (liquidating preference $10 per share)            1,474              -
  Common stock, $.01 par value; authorized
    15,000,000 shares; issued and outstanding
    2,727,000 shares                                 22,725         27,270
  Paid-in capital                                 1,492,805         16,074
  Accumulated deficit                            (2,837,522)    (4,026,332)
                                               ---------------------------
Stockholders' equity (deficiency)                (1,320,518)    (3,982,988)
                                               ---------------------------
Total liabilities and stockholders' equity
  (deficiency)                                  $71,409,680    $69,727,369
                                               ===========================

See accompanying notes.

                           RAM Energy, Inc.

                 Consolidated Statements of Operations
                             Predecessor (Note 1)                           Company
                         ---------------------------------      ----------------------------
                                            Eleven-month
                         Year ended          period ended
                         December 31,        November 30,             Year ended December 31,
                         1995                1996                1995         1996        1997
                         ----------------------------------------------------------------------------
Operating revenues:
  Oil and gas sales      $21,801,849         $23,455,976         $  165,627   $3,274,941  $23,736,728
  Management fees from
    Partnership                    -                   -          1,605,743    1,482,293            -
  Operator's overhead fees
    from Partnership               -                   -          1,686,043    1,342,777            -
  Consulting income from
    related parties                -                   -            162,748      152,648            -
  Other                      139,431               6,929             85,277      567,536       78,824
                         ----------------------------------------------------------------------------
Total operating revenues  21,941,280          23,462,905           3,705,438    6,820,195  23,815,552

Operating expenses:
  Oil and gas production
    expenses               9,901,863           7,609,131              77,209      826,825   6,769,028
  Amortization and
    depreciation           9,808,191           5,114,112             353,449      990,032   8,692,213
  Management fee to
    Managing General
    Partner                1,605,743           1,482,293                   -            -           -
  Operator fees to
    Managing General
    Partner                1,686,043           1,342,777                   -            -           -
  General and administra-
    tive, overhead and
    other expenses, net
    of operator's overhead
    fees to unrelated
    interests                501,941             377,964           3,363,713    4,164,314   4,466,826
                         ----------------------------------------------------------------------------
Total operating expenses  23,503,781          15,926,277           3,794,371    5,981,171  19,928,067
                         ----------------------------------------------------------------------------
Operating income (loss)   (1,562,501)          7,536,628             (88,933)     839,024   3,887,485

Other income (expense):
  Interest expense          (808,942)           (563,789)            (18,022)    (541,526) (5,158,955)
  Interest income             58,516             114,543              72,786       29,434      82,660
  Equity in income (loss) of
    Partnership                    -                   -             (23,129)      70,874           -
  Minority interest in net loss of
    Partnership                    -                   -                   -       10,346           -
                         ----------------------------------------------------------------------------
  Net income (loss)      $(2,312,927)        $ 7,087,382         $   (57,298) $   408,152 $(1,188,810)
                         ============================================================================

Net income (loss) per share                                            $(.02)       $.15        $(.44)
                                                                 =====================================

Weighted average shares outstanding                                2,727,000    2,727,000   2,727,000
                                                                 =====================================

See accompanying notes.

                             RAM Energy, Inc.

      Consolidated Statements of Stockholders' Equity (Deficiency)
                                (Note 6)
                                                                                      Stockholders'
                       Preferred Stock             Common   Paid-In       Accumulated  Equity
                       -----------------
                       Series A     Series B        Stock    Capital       Deficit   (Deficiency)
                       ----------------------------------------------------------------------------
Balance at December 31, 1994 $777      $697       $22,500   $1,472,186   $(3,188,376)   $(1,692,216)

Class A common stock issued
  (1 share)                     -        -            225       20,619             -         20,844

Net loss                        -        -              -            -       (57,298)       (57,298)
                       ----------------------------------------------------------------------------
Balance at December 31, 1995  777      697         22,725    1,492,805    (3,245,674)    (1,728,670)

Net income                      -        -              -            -       408,152        408,152
                       ----------------------------------------------------------------------------
Balance at December 31, 1996  777      697         22,725    1,492,805    (2,837,522)    (1,320,518)

Preferred stock redemption   (777)    (697)             -   (1,472,186)            -     (1,473,660)

Revision of par value of
  common stock                  -        -          4,545       (4,545)            -              -

Net loss                        -        -              -            -    (1,188,810)    (1,188,810)
                       ----------------------------------------------------------------------------
Balance at December 31, 1997 $  -    $   -        $27,270   $   16,074   $(4,026,332)   $(3,982,988)
                       ============================================================================

See accompanying notes.

                            RAM Energy, Inc.

                  Consolidated Statements of Cash Flows


                           Predecessor (Note 1)                                      Company
                           --------------------------         ---------------------------------------------------
                                               Eleven-month
                           Year ended          period ended
                           December 31,        November 30,                  Year ended December 31,
                           1995                1996                1995                1996           1997
                           --------------------------------------------------------------------------------------
Cash flows from operating
  activities
Net income (loss)          $ (2,312,927)       $  7,087,382        $     (57,298)      $     408,152   $(1,188,810)
Adjustments to reconcile
  net income (loss) to
  net cash provided (used)
  by operating activities:
    Amortization and
      depreciation            9,808,191           5,114,112              353,449            990,032     8,692,213
    Provision for doubtful
      accounts receivable
      and other                       -                   -              157,655            169,624        91,303
    (Gain) loss on sales
      of other property
      and equipment                   -                   -                2,693            (35,712)            -
    Equity in (income) loss of
      Partnership                     -                   -               23,129            (70,874)            -
    Minority interest in
      net loss after
      acquisition of
      Partnership                     -                   -                    -            (10,346)            -
    Cash provided (used) by
      changes in operating
      assets and liabilities:
        Prepaid expenses and
          deposits             (176,715)             92,813              114,358             (40,946)        (193)
        Accounts receivable   1,539,106            (869,218)           1,418,267            (874,505)     796,787
        Accounts payable     (1,410,596)           (102,960)          (2,420,341)           (971,148)   1,430,393
        Accrued liabilities     622,046            (424,026)             175,247             505,819     (645,641)
        Gas balancing lia-
          bility               (590,670)           (345,069)                   -                   -     (453,697)
        Other                         -             283,645                    -                   -            -
                           --------------------------------------------------------------------------------------
Total adjustments             9,791,362           3,749,297             (175,543)           (338,056)   9,911,165
                           --------------------------------------------------------------------------------------
Net cash provided (used) by operating
  activities                  7,478,435          10,836,679             (232,841)             70,096    8,722,355

Cash flows from investing activities
Payment for acquisition of
  limited partner's interest
  in the Partnership, less
  cash acquired (Note 2)              -                   -                    -         (58,898,313)           -
Payments for oil and gas
  properties and equipment   (5,379,704)         (3,310,238)             (47,098)            (21,905) (17,642,358)
Proceeds from sales of oil
  and gas properties
  and equipment                 181,190           1,688,887                1,356              55,087    9,764,335
Payments for other property and
  equipment                           -                   -             (284,750)           (227,781)    (307,409)
Proceeds from sales of other
  property and equipment              -                   -               27,609                   -       19,094
Cash distributions received from
  Partnership                         -                   -               12,953              21,342            -
Other                           (74,157)                  -              282,126               1,034      (35,668)
                           --------------------------------------------------------------------------------------
Net cash used by investing
  activities                 (5,272,671)         (1,621,351)              (7,804)        (59,070,536)  (8,202,006)

Cash flows from financing activities
Principal payments on
  long-term debt                      -         (10,000,000)            (629,275)            (60,521) (10,510,157)
Proceeds from borrowings on
  long-term debt                      -          62,800,000               60,468             176,045    9,750,895
Advance by Partnership to Company
  (Note 2)                            -         (60,000,000)                   -          60,000,000            -
Advances to sister corporation        -                   -             (146,237)                  -            -
Collection of advances to sister
  corporation                         -                   -               32,383                   -            -
Proceeds from issuance of Class
  A common stock                      -                   -               20,844                   -            -
Payments for loan origination fees    -             (45,552)                   -             (31,225)    (120,031)
Distributions to partners    (1,295,337)         (2,134,069)                   -                   -            -
                           --------------------------------------------------------------------------------------
Net cash provided (used) by
  financing activities       (1,295,337)         (9,379,621)            (661,817)         60,084,299     (879,293)
                           --------------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents              910,427            (164,293)            (902,462)          1,083,859     (358,944)

Cash and cash equivalents at
  beginning of year             355,553           1,265,980            1,425,968             523,506    1,607,365
                           --------------------------------------------------------------------------------------
Cash and cash equivalents at
  end of year              $  1,265,980        $  1,101,687        $     523,506        $  1,607,365  $ 1,248,421
                           ======================================================================================

Disclosure of noncash investing
  and financing activities
Oil and gas properties obtained
  utilizing advances for
  development costs        $    262,211        $          -        $           -        $          -  $        -
                           =====================================================================================

Deferred loan and offering costs
  included in accounts payable
  and other liabilities    $          -        $  1,521,237        $           -        $          -  $   733,602
                           ======================================================================================

Offset of certain accounts
  payable and accounts receivable
  between the Partnership and
  the Company              $    781,786        $          -        $    (781,786)       $          -  $         -
                           ======================================================================================

Preferred stock redemption included
  in accrued liabilities
  (Note 6)                 $          -        $          -        $           -        $          -  $ 1,473,660
                           ======================================================================================

Exchange of Partnership interest
  for receivable from sister
  corporation, net of minority
  interest                 $          -        $          -        $           -        $          -  $   611,104
                           ======================================================================================

See accompanying notes.

                        RAM Energy, Inc.

           Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies, Organization and
   Basis of Financial Statements

Nature of Operations and Organization

RAM Energy, Inc. (the "Company") operates exclusively in the oil and gas industry with activities including the drilling, completion and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico.

From 1988 through November 1996, the principal operations of the Company were that of managing general partner of the RAMCO-NYL 1987 Limited Partnership (the "Predecessor" or the "Partnership"), for which the Company received operating and management fees from the Partnership. Under the terms of Partnership agreement, virtually all Partnership revenues, costs and expenses were allocated 1% to the Company, 2.5% to Oklahoma Double R Corporation, the special general partner and an affiliate of the Company, and 96.5% to the New York Life Insurance Company, the original limited partner.

Effective December 1, 1996, the Company purchased the limited partner's interest in the Partnership for approximately $59 million (Notes 2 and 8). Funding for the transaction was obtained from borrowings under a credit agreement with a bank (Note 3). Effective November 1, 1997, the Company acquired the remaining Partnership interest (of the special general partner) in exchange for the Company's $1.8 million note receivable from the special general partner and liquidated the Partnership into the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, including, effective December 1, 1996, the accounts of the Partnership. All significant intercompany transactions, including transactions between the Company and the Partnership beginning December 1, 1996, have been eliminated.

Properties and Equipment

The Company and the Predecessor follow the full cost method of accounting for oil and gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and gas properties except in extraordinary transactions.

With the exception of the plugging and abandonment obligation further described in Note 8, the Company does not believe that future costs related to dismantlement, site restoration, and abandonment costs, net of estimated salvage values, will have a significant effect on its results of operations or financial position because the salvage value of equipment and related facilities should approximate or exceed any future expenditures for dismantlement, restoration, or abandonment. The Company has not incurred any net expenditures for costs of this nature during the last two years.

To the extent that net capitalized costs of oil and gas properties and equipment exceed estimated discounted future net revenues from proved reserves, plus the lower of cost or estimated fair value of unproved properties (the "ceiling amount"), such excess is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates have been prepared by an independent petroleum engineering firm.

The discounted future net revenues at December 31, 1997 include approximately $51.8 million related to undeveloped and nonproducing properties on which estimated capital expenditures of approximately $24.7 million will be required to develop and produce the reserves. Such amounts have been considered in the calculation of the ceiling amount at December 31, 1997. The funding for these projects is expected by the Company to be provided from cash flows from operations and borrowings under its bank credit facility (Note 3).

Other property and equipment consists principally of furniture and equipment and leasehold improvements. Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations. Renewals and replacements which extend the useful life of property and equipment are treated as additions.

Amortization and Depreciation

Amortization of oil and gas properties and equipment is computed based on the unit-of-production method using total proved reserves. Depreciation on other equipment is computed based on the double declining balance method over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is computed over the term of the associated lease. Amortization of loan origination costs is computed based on the straight-line method over the term of the related debt.

Gas Balancing

The Company records oil and gas sales on the entitlement method, recognizing its net share of all production as revenue. Any amount received in excess of or less than the Company's revenue interest is recorded in the net gas balancing liability.

Cash Equivalents

All highly liquid unrestricted investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Credit and Market Risk

The Company sells oil and gas to various customers and participates with other parties in the drilling, completion and operation of oil and gas wells. Joint interest and oil and gas sales receivables related to these operations are generally unsecured. During 1995, 1996 and 1997, the Company's provisions for doubtful accounts receivable were approximately $158,000, $141,000 and $91,000, respectively, while charge-offs of the allowance in those periods were approximately $116,000, none and $23,000, respectively. The Company has established joint interest operations accounts receivable allowances which management believes are adequate for uncollectible amounts at December 31, 1996 and 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Hedging Activities

The Company enters into interest rate swap and collar transactions to reduce its exposure to interest rate fluctuations. Gains and losses from these transactions which are designated and effective hedges are deferred and recognized in income as interest expense in the periods for which the interest rate was hedged.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1997 exceeded the fair value by approximately $323,400 representing the amount the Company would be required to pay to terminate the contracts at such date.

Oil and Gas Properties and Equipment Held for Sale

The Company had certain oil and gas properties and equipment held for sale at December 31, 1996 for which the proceeds totaling $10.4 million (before closing adjustments) were closed by March 1997. Because the sales were not considered extraordinary transactions under the full cost method of accounting for oil and gas operations, the full cost pool was reduced by the proceeds from such sales in 1997. As described in Note 3, the proceeds from the sales of the properties were utilized in 1997 to reduce the Company's long-term debt due within one year by $5.4 million and long-term debt due after one year by $5.0 million. As a result, the Company classified $5.4 million of oil and gas properties and equipment held for sale as a current asset at December 31, 1996, in the accompanying consolidated balance sheet.

2. Acquisitions and Related Party Transactions

Acquisitions

As described in Note 1, the Company purchased the limited partner's interest in the Partnership for a net cash payment of approximately $59 million with proceeds from the Predecessor's credit agreement (Note 3) and has reflected this additional ownership under the purchase method of accounting in the accompanying consolidated financial statements beginning December 1, 1996.

The following pro forma data presents the results of the Company for the years ended December 31, 1995 and 1996, as if the acquisition of the limited partner interest in the Partnership had occurred on January 1, 1995. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments to include the operating activity of the Partnership adjusted to reflect the Company's adjusted basis since acquisition and additional interest related to the acquisition.

                                 Pro Forma
                            Year ended December 31,
                             1995           1996
                         ----------------------------------
                              (Unaudited)
Revenues                 $22,300,400    $27,520,200
                         ==================================
Net income (loss)        $(8,977,200)   $ 1,598,500
                         ==================================
Net income (loss) per
  share                       $(3.29)          $.59
                         ==================================

In August 1997, the Company purchased certain primarily producing oil and gas properties and equipment located principally in Oklahoma, Louisiana and Mississippi for $11.2 million (before closing adjustments). This transaction, which has been accounted for under the purchase method of accounting, was financed with borrowings under the Company's credit agreement.

Related Party Transactions

The Partnership agreement under which the Company served as the managing general partner, provided for reimbursement of certain Partnership overhead costs to the Company. The management fee was computed monthly as a percentage of adjusted cumulative contributed capital, as defined, at the beginning of the month. The fee for the year ended December 31, 1995 and for the eleven-month period ended November 30, 1996 (the period prior to the acquisition of the limited partner interest described in Note 1) was $1,605,743 and $1,482,293, respectively. Additionally, for the year ended December 31, 1995, and for the eleven-month period ended November 30, 1996, $132,063 and $152,648, respectively, for technical personnel costs were charged to the Partnership and are included in consulting fees from related parties in the accompanying consolidated financial statements. During 1995 and 1996, the Company served as operator on many of the wells of the Partnership. In connection with their services as operator on these wells, the Company charged the Partnership operator fees of $1,686,043 and $1,342,777 in 1995 and 1996, respectively. Upon the Company's purchase of the limited partner's interest in the Partnership effective December 1, 1996, until the Partnership was dissolved, the operations of the Partnership have been consolidated in those of the Company and subsequent charges for the management fees, operator fees and technical personnel costs made by the Company to the Partnership have been eliminated through consolidating adjustments in the consolidated financial statements.

In 1995, the Company paid $339,910 for a sister corporation's debt service requirements on a joint long-term debt obligation. The
Company made net advances to the sister corporation of $113,854 in 1995 (none in 1996).

In 1994, the Company entered into a loan and security agreement under which the special general partner pledged as collateral on the amount due the Company, all of the future distributions applicable to the special general partner's investment ownership interest in the Partnership. At December 31, 1996, the net amount of the receivable of $1,800,000 was included in the accompanying balance sheet as a receivable not expected to be collected within one year. As described in Note 1, effective November 1, 1997, the Company acquired the special general partner's interest in the Partnership, in exchange for the receivable.

3. Long-Term Debt

Long-term debt consists of the following at December 31:

                                        1996        1997
                                   -----------------------------
Revolving note payable (A)         $52,000,000 $55,000,000
Term note payable (A)               10,800,000   7,000,000
Installment loan agreements            184,427     225,165
                                   -----------------------------
                                    62,984,427  62,225,165
Less amount due within one year      5,475,673      97,723
                                   -----------------------------
                                   $57,508,754 $62,127,442
                                   =============================

In February 1998 (Note 12), the Company completed the sale of $115 million of 11-1/2% Senior Notes Due 2008 in a public offering
("Offering"). A portion of the proceeds was used to pay the outstanding balance under its existing Credit Facility ("Credit
Facility").

(A) At December 31, 1997, an aggregate of $62.0 million was outstanding under the Credit Facility (aggregate rate of 8.8%) with Union Bank of California, N.A. and Den Norske Bank ASA. The term portion ($7.0 million) was to mature in June 1998 and the revolving credit portion ($55.0 million) was to amortize quarterly over four years commencing in June 1998. The Company and Union Bank have amended and restated the Credit Facility, effective upon consummation of the Offering.

     The Credit Facility, as amended and restated, provides for a $50.0 million revolving commitment which will be payable in full in February 2003. Advances under the amended Credit Facility will bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5%. The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

     The amount of credit available at any time under the amended and restated Credit Facility may not exceed the borrowing base which, initially, will be $25.0 million, and will be redetermined semi-annually. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

     In addition, the credit agreement requires the Company to enter into certain interest rate swaps and collars to hedge the interest rate exposure associated with the credit agreement. Effective January 3, 1997, the Company entered into interest rate swaps to fix the interest rate on notional amounts of $20.0 million of the borrowings under the revolving commitment and entered into an interest rate collar to cap the interest rate on an additional notional amount of $10.0 million of the borrowings under the revolving commitment. In connection with the repayment of the outstanding balance on the Credit Facility in February 1998, the Company terminated the interest rate collar, and an interest rate swap with a notional amount of $10 million, for a total cash payment of $130,000. Such payment was expensed in the first quarter of 1998.

Interest paid by the Company and the Partnership in 1995, 1996 and 1997 totaled $826,670, $724,690 and $5,163,996, respectively.

4. Operating Leases

The Company leases office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2000. The leases provide that the Company pay insurance, taxes and maintenance related to the leased assets. Rent expense of $332,977, $365,217 and $308,799 was incurred under operating leases in 1995, 1996 and 1997, respectively.

Future minimum lease payments for operating leases at December 31, 1997 are as follows:

          1998           $312,340
          1999            316,275
          2000            323,310
          2001             58,478
                       ----------
                       $1,010,403
                       ==========

5. Defined Contribution Plan

The Company has a defined contribution plan for the benefit of substantially all employees. The plan allows eligible employees to contribute up to 17.5% of their annual compensation, not to exceed approximately $9,500 in 1997. The Company elected to make a discretionary contribution to the Plan of $88,000 in 1997 ($76,635 in 1996 and none in 1995).

6. Capital Stock

In December 1997, the Company revised its authorized capital stock to consist of 15,000,000 shares of $.01 par value Common Stock and 5,000,000 shares of $.01 par value Preferred Stock.

Common Stock

In connection with the change in capital structure approved in December 1997 by the Board of Directors of the Company, the existing Class A common shares outstanding were split 27,000-for-1 into the newly approved $.01 Common Stock resulting in 2,727,000 shares outstanding at December 31, 1997. The effects of the stock split on the computations of net income (loss) per share have been reflected retroactively in the accompanying financial statements.

Additionally, the Board of Directors approved the 1998 Stock
Incentive Plan and reserved 550,000 shares of Common Stock which may be granted under the plan. No awards have been made at December 31, 1997.

Preferred Stock

The Company has an authorized class of Preferred Stock consisting of 5,000,000 shares, none of which are issued and outstanding. The Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue shares of Preferred Stock from time to time. The Board of Directors may designate one or more series of Preferred Stock. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences and conversion rights.

In connection with the change in capital structure, the Company called for redemption in November 1997 and December 1997, respectively, the previously outstanding Series A and Series B noncumulative preferred shares for $10 per share or a total of $1,473,660 and has reflected such redemptions, completed by February 1998, as an accrued liability and corresponding reduction in stockholders' equity at December 31, 1997.

7. Income Taxes

Deferred income taxes of the Company reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows:

                                   1996         1997
                              --------------------------
Deferred tax assets
Financial depreciation in excess
  of tax depreciation         $   108,163    $   108,163
Financial charges which are
  deferred for tax purposes:
     Accrued compensation         222,680              -
     Other, net                   219,809        157,000
Net operating loss carry-
  forwards                        464,529      2,742,089
                              ----------------------------
Total deferred tax assets before
  valuation allowance           1,015,181      3,007,252
Less valuation allowance
  recognized                     (851,920)    (1,293,153)
                              -----------------------------
     Net deferred tax assets      163,261      1,714,099

Deferred tax liabilities
Intangible drilling costs
  capitalized for financial
  purposes and expensed for
  tax purposes                    111,197      1,714,099
Tax losses from equity method
  investment in Partnership        52,064              -
                              ----------------------------
     Deferred tax liabilities     163,261      1,714,099
                              ----------------------------
Net deferred tax              $         -    $         -
                              ============================

The reconciliation of income taxes computed at the U.S. Federal statutory tax rates to the Company's income tax expense is as follows:

                         Year ended December 31,
                      1995      1996      1997
                    --------------------------------
Income tax (benefit)
  at statutory rate $(19,481) $ 138,772 $(404,195)
State income taxes    (2,292)    16,326   (47,552)
Other                    287      1,590    10,514
Change in valuation
  allowance
  recognized          21,486   (156,688)  441,233
                    --------------------------------
Income tax expense  $      -  $       - $       -
                    ================================

At December 31, 1997, the Company has federal income tax net operating loss carryforwards of approximately $7 million which begin expiring in 2002.

The income or loss of the Predecessor for tax purposes has been included in the tax returns of the individual partners.
Consequently, no provision for income taxes has been reflected in the Predecessor's financial statements.

8. Commitments and Contingencies

In November 1995, the Partnership entered into a letter of intent to sell an oil and gas property located in Louisiana state waters in Plaquemines Parish. The sale was completed in early 1996. The property included several currently uneconomical wells for which the Company estimates the plugging and abandonment ("P&A") obligation is approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, in 1995 the Partnership recorded a contingent liability of $600,000, which is also included in the accompanying consolidated balance sheets.

The Company has established severance agreements for two senior officers and directors of the Company. These agreements provide for severance benefits to be paid upon involuntary separation as a result of actions taken by the Company or its successors. Benefits under the agreements are principally based upon length of service to the Company. The covered officers and directors are not entitled to these separation benefits upon voluntary separation, including retirement. At December 31, 1997, the severance benefits under these agreements were approximately $1.6 million. A provision for these benefits would not be made unless an involuntary termination was probable.

9. Fixed Price Contracts

The Company periodically enters into certain fixed price contracts to reduce its exposure to unfavorable changes in natural gas prices. These contracts allow the Company to predict with greater certainty the effective gas prices to be received from its hedged production. The Company had no contracts outstanding at December 31, 1997. The Company has deferred gains of $390,000 at December 31, 1997 related to the early termination of fixed price delivery contracts.

10. Oil and Gas Producing Activities

Capitalized costs relating to crude oil and gas producing activities and related accumulated depreciation and amortization are summarized as follows:

                                December 31,
                            1996          1997
                         ----------------------------------
Proved crude oil and natural
  gas properties         $64,207,298    $72,696,425
Accumulated depreciation and
  amortization            (4,632,819)   (12,766,930)
                         ----------------------------------
                         $59,574,479    $59,929,495
                         ==================================

Costs incurred in oil and gas producing activities are as follows:

                             Predecessor                          Company
                    ----------------------------  --------------------------------------------
                                       Eleven-month
                        Year ended     period ended
                        December 31,   November 30,          Year ended December 31,
                            1995           1996           1995         1996         1997
                    --------------------------------------------------------------------------
Acquisition of
  proved properties      $        -     $        -     $        -   $59,834,123    $12,168,848
Development costs        $5,191,650     $3,310,238     $   47,098   $    21,905    $ 6,084,614
Amortization rate per
  equivalent MCF               $.78           $.51             $-            $-           $.86

11. Supplementary Oil and Gas Reserve Information (Unaudited)

The Company has interests in crude oil and gas properties that are principally located in Oklahoma, Texas and New Mexico. The Company does not own or lease any oil and gas properties outside the United States.

The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable oil, gas, and natural gas liquids reserves. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves ex-pected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

The information presented below regarding estimated proved reserves, and the related standardized measure of discounted future net cash flows and changes relating to the standardized measure of future net cash flows, is attributable to the properties owned by the Company since December 1, 1996 and by the Part-nership prior to such date.

Net quantities of proved developed and undeveloped reserves of oil and gas, including condensate and natural gas liquids, are summarized as follows:

                                 Crude Oil   Natural Gas
                                 (Thousand     (Million
                                 Barrels)    Cubic Feet)
                                 -----------------------
December 31, 1994                  3,770          75,435

Extensions and discoveries            88           3,708
Revisions of previous estimates      (63)           (523)
Production                          (462)         (9,700)
                                   ---------------------
December 31, 1995                  3,333          68,920

Extensions and discoveries           247          12,071
Sales of reserves in place            (4)           (929)
Purchases of reserves in place       426           6,724
Revisions of previous estimates      705           4,383
Production                          (425)         (8,284)
                                   ---------------------
December 31, 1996                  4,282          82,885

Extensions and discoveries           403          16,596
Sales of reserves in place          (813)         (6,502)
Purchases of reserves in place       355           7,593
Revisions of previous estimates     (533)        (11,136)
Production                          (327)         (7,524)
                                   ---------------------
December 31, 1997                  3,367          81,912
                                   =====================

Proved developed reserves:
  December 31, 1994                2,797          56,792
  December 31, 1995                2,714          51,664
  December 31, 1996                3,511          62,319
  December 31, 1997                2,436          56,517

The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved oil and gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using crude oil and natural gas prices as of the end of the period presented. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved crude oil and natural gas reserves, less the tax basis of the properties involved.

The Company cautions against using this data to determine the fair value of its oil and gas properties. To obtain the best estimate of fair value of the oil and gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                             December 31,
                    1995      1996      1997
                   --------------------------------
                              (In Thousands)

Future cash inflows $191,531  $414,079  $284,955
Future production and
  development costs  (88,956) (125,634) (102,877)
Future income tax
  expenses           (16,455)  (86,515)  (43,757)
                    --------------------------------
Future net cash
  flows               86,120   201,930   138,321

10% annual discount for
  estimated timing of
  cash flows         (32,467)  (89,274)  (58,883)
                   ---------------------------------
Standardized measure of
  discounted future
  net cash flows    $ 53,653  $112,656  $ 79,438
                   =================================

The following are the principal sources of change in the standardized measure of discounted future net cash flows for each of the three years ended December 31, 1997:

                                1995          1996           1997
                             --------------------------------------
                                          (In Thousands)
Discounted future net cash
  flows at beginning
  of year                     $ 49,110      $ 53,653       $112,656

Changes during the year:
  Sales and transfers of crude
    oil and natural gas
    produced, net of
    production costs          (10,214)       (16,952)       (16,968)
  Net changes in prices
    and production
    costs                      14,595         76,204        (47,943)
  Extensions and discoveries,
    less related costs          3,980         13,510         15,139
  Development costs
    incurred and revisions      3,681          3,061          2,340
  Sales of reserves in
    place                           -           (712)       (12,857)
  Purchases of reserves
    in place                        -              -         11,307
  Revisions of previous quantity
    estimates                    (847)         8,587        (16,670)
  Net change in income taxes   (2,890)       (38,007)        23,137
  Accretion of discount         5,648          6,391         16,092
  Other                        (9,410)         6,921         (6,795)
                            ---------------------------------------
  Net change                    4,543         59,003        (33,218)
                            ---------------------------------------
Discounted future net
  cash flows at end
  of year                    $ 53,653       $112,656       $ 79,438
                            =======================================

Prices used in computing these calculations of future cash flows from estimated future production of proved reserves were $17.22, $23.89 and $16.17 per barrel of crude oil at December 31, 1995, 1996 and 1997, respectively, and $1.94, $3.79 and $2.81 per thousand cubic feet of natural gas at December 31, 1995, 1996 and 1997, respectively.

12. Subsequent Events

In February 1998, the Company completed the sale of $115 million of 11-1/2% Senior Notes Due 2008. The proceeds from the Offering were primarily used to pay the outstanding balance under the Credit
Facility, and to fund the acquisition described below.

In February 1998, simultaneous with the Offering, the Company acquired Carlton Resources Corporation ("Carlton"), in a stock acquisition accounted for as a purchase, for approximately $43 million. Under the purchase agreement, the Company acquired certain producing properties and equipment and pipeline gathering systems located principally in Oklahoma, and also assumed certain liabilities of Carlton.

In March 1998, the Company borrowed $10 million under the Credit
Facility to be used for general corporate purposes.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized this 27th day of April, 1998.

                                   RAM ENERGY, INC.


                                   By: LARRY E. LEE
                                       Larry E. Lee, President
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                DATE


WILLIAM W. TALLEY, II    Chairman of the Board     April 24, 1998
William W. Talley, II    and Director

LARRY E. LEE             President, Chief          April 24, 1998
Larry E. Lee             Executive Officer and
                         Director (Principal
                         Executive Officer)

JOHN M. LONGMIRE         Senior Vice President     April 24, 1998
John M. Longmire         Finance and Chief
                         Financial Officer,
                         Treasurer and Secretary
                         (Principal Financial
                         Officer)

GREGORY L. MYLES         Controller (Principal     April 24, 1998
Gregory L. Myles         Accounting Officer)


M. HELEN BENNETT         Director                  April 24, 1998
M. Helen Bennett


GERALD R. MARSHALL       Director                  April 24, 1998
Gerald R. Marshall


JOHN M. REARDON          Director                  April 24, 1998
John M. Reardon

                            EXHIBIT INDEX

Exhibit No.    Description               Method of Filing
----------     -----------               ----------------

    27         Financial Data Schedule   Filed herewith electronically