Form 10-Q
period 1998-03-31
RAM ENERGY INC/OK
filed 1998-05-14
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1998

Commission File Number     333-42641

                 RAM Energy, Inc.
(Exact name of registrant as specified in its charter.)

           Delaware                   52-1535102
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

5100 East Skelly Drive, Suite 650
        Tulsa, Oklahoma                       74135
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
                (918) 632-0620

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     2,727,000 shares of common stock issued and outstanding

                             TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

            Balance Sheets - December 31, 1997 and March 31, 1998 (unaudited)

            Statements of Operations - Three months ended March 31, 1997 and 1998 (unaudited)

            Statements of Cash Flows - Three months ended March 31, 1997 and 1998 (unaudited)

            Notes to Financial Statements (unaudited)

            Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

            Other Information

            Exhibits and Reports on Form 8-K

SIGNATURES

                               RAM ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31, 1997     MARCH 31, 1998
                                                          -----------------    ---------------
                                                                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                $  1,248,421         $  11,347,793
 Accounts receivable:
  Oil and gas sales                                          4,161,392             4,264,754
  Joint interest operations, net of allowance for
   doubtful accounts of $438,819 in 1997 and $351,605
   in 1998                                                     986,571             1,274,724
  Related parties                                               10,000                40,500
  Other                                                         23,841                27,888
 Prepaid expenses and deposits                                 365,649             1,096,744
                                                         -------------         -------------
Total current assets                                         6,795,874            18,052,403
Properties and equipment, at cost:
 Oil and gas properties and equipment, based
  on full cost accounting                                   72,696,425           101,264,454
 Gathering and disposal systems                                      -            39,000,000
 Other property and equipment                                3,499,840             3,606,256
                                                         -------------         -------------
                                                            76,196,265           143,870,710
 Less accumulated amortization and depreciation             15,622,566            18,131,494
                                                         -------------         -------------
Net properties and equipment                                60,573,699           125,739,216

Other assets:
 Deferred loan costs, net of accumulated amortization
  of $356,889 in 1997 and $440,968 in 1998                   1,290,299             1,233,818
 Deferred offering costs, net of accumulated
  amortization of none in 1997 and $41,715 in 1998             733,602             4,964,005
 Other                                                         333,895               999,847
                                                         -------------         -------------
Total assets                                               $69,727,369         $ 150,989,289
                                                         =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Accounts payable:
  Trade                                                   $  3,934,822         $   4,293,095
  Oil and gas proceeds due others                            3,032,659             4,379,915
 Accrued liabilities:
  Compensation                                                 179,600                62,992
  Interest                                                     379,612             1,335,161
  Other                                                        270,000               488,000
  Preferred stock redemption                                 1,473,660               600,000
 Long-term debt due within one year (Note 3)                    97,723               118,608
                                                         -------------         -------------
Total current liabilities                                    9,368,076            11,277,771

Gas balancing liability not expected to be settled
 within one year                                               491,237               401,237
Long-term debt due after one year (Note 3)                  62,127,442           123,513,547
Deferred income taxes                                                -            20,052,000
Other noncurrent liabilities                                 1,123,602               208,058
Commitments and contingencies                                  600,000               600,000

Stockholders' equity (deficiency):
 Preferred stock, $.01 par value; authorized-
  5,000,000 shares; none issued                                     -                      -
 Common stock, $.01 par value; authorized-
  15,000,000 shares; issued and
  outstanding-2,727,000 shares                                 27,270                 27,270
 Paid-in capital                                               16,074                 16,074
 Accumulated deficit                                       (4,026,332)            (5,106,668)
                                                         ------------          -------------
Stockholders' equity (deficiency)                          (3,982,988)            (5,063,324)
                                                         ------------          -------------
Total liabilities and stockholders' equity (deficiency)   $69,727,369          $ 150,989,289
                                                         ============          =============

See accompanying notes.

                             RAM ENERGY, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       1997           1998
                                                    ----------    -----------
Operating revenues:
 Oil and gas sales                                  $7,096,812    $ 6,095,140
 Gathering systems                                           -        666,000
 Other                                                  17,000         58,877
                                                    ----------    -----------
Total operating revenues                             7,113,812      6,820,017

Operating expenses:
 Oil and gas production expenses                     1,661,281      1,843,398
 Oil and gas purchases                                       -        447,000
 Gathering system operations                                 -         37,000
 Amortization and depreciation                       1,841,111      2,653,972
 General and administrative, overhead and
  other expenses, net of operator's overhead fees
  to unrelated interests                               770,352      1,108,509
                                                    ----------    -----------
Total operating expenses                             4,272,744      6,089,879
                                                    ----------    -----------
Operating income                                     2,841,068        730,138

Other income (expense):
 Interest expense                                   (1,292,369)    (2,381,872)
 Interest income                                        21,000         66,398
 Other                                                       -          1,000
                                                    ----------    -----------
Income (loss) before income taxes                    1,569,699     (1,584,336)

Income taxes                                                 -       (504,000)
                                                    ----------    -----------
Net income (loss)                                   $1,569,699    $(1,080,336)
                                                    ==========    ===========
Net income (loss) per share                              $0.58         $(0.40)
                                                    ==========    ===========

Weighted average shares outstanding                  2,727,000      2,727,000
                                                    ==========    ===========

See accompanying notes.

                               RAM ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                    1997             1998
                                               -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $   1,569,699   $   (1,080,336)
 Adjustments to reconcile net income
 (loss) to net cash provided
 by operating activities:
 Amortization and depreciation                     1,841,111        2,653,972
 Deferred income taxes                                     -         (504,000)
 Cash provided (used) by changes in
  operating assets and liabilities:
  Prepaid expenses and deposits                       37,065           63,905
  Accounts receivable                              1,477,304          571,938
  Accounts payable                                  (798,005)      (1,383,971)
  Accrued liabilities and other                     (326,416)         660,999
  Gas balancing liability                           (135,231)         (90,000)
                                               -------------     ------------
Total adjustments                                  2,095,828        1,972,843
                                               -------------     ------------
Net cash provided by operating activities          3,665,527          892,507

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of Carlton
 Resources Corporation (net of cash
 acquired) (Note 2)                                        -      (42,600,000)
Payments for oil and gas properties and
 equipment                                        (1,319,983)      (3,584,653)
Proceeds from sales of oil and gas
 properties and equipment                          9,693,576           16,624
Payments for other property and equipment                  -         (167,353)
Proceeds from sales of other assets                        -           53,020
                                               -------------     ------------
Net cash provided (used) by investing
 activities                                        8,373,593      (46,282,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes Offering,
 net of discount                                           -      113,327,900
Payments of deferred offering costs                        -       (4,416,505)
Principal payments on other long-term debt       (10,396,417)     (62,000,000)
Proceeds from borrowings on other
 long-term debt                                            -       10,079,090
Payments for Preferred Stock Redemption                    -       (1,473,660)
Payments for loan origination fees                         -          (27,598)
                                               -------------     ------------
Net cash provided (used) by financing
 activities                                      (10,396,417)      55,489,227
                                               -------------     ------------
Increase in cash and cash equivalents              1,642,703       10,099,372

Cash and cash equivalents at beginning
 of period                                         1,607,365        1,248,421
                                               -------------     ------------
Cash and cash equivalents at end of
 period                                        $   3,250,068    $  11,347,793
                                               =============    =============

See accompanying notes.

                               RAM ENERGY, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements present the results of operations and cash flows of RAM Energy, Inc. for the three-month periods ended March 31, 1997 and 1998. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

NATURE OF OPERATIONS AND ORGANIZATION

RAM Energy, Inc. (the "Company") operates exclusively in the oil and natural gas industry with activities including the drilling, completion and operation of oil and natural gas wells, and operation of gathering and disposal systems. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of its majority or wholly-owned subsidiaries including the operations of Carlton Resources Corporation since its acquisition effective March 1, 1998 (Note 2). All significant intercompany transactions have been eliminated.

2. BUSINESS ACQUISITION

On February 24, 1998, the Company acquired Carlton Resources Corporation ("Carlton") in a stock acquisition accounted for as a purchase, for approximately $42.6 million, before closing adjustments. The operations of Carlton are included in the accompanying financial statements since March 1, 1998. The preliminary allocation of the purchase price to the assets and liabilities acquired was as follows:

Properties and equipment:
 Oil and gas properties                                $25,000,000
 Pipeline gathering systems                             39,000,000
                                                       -----------
                                                        64,000,000

Other assets and liabilities, net                         (844,000)
Deferred income tax liability                          (20,556,000)
                                                       -----------
Purchase price                                         $42,600,000
                                                       ===========

The following unaudited pro forma results of operations gives effect to the acquisition as if consummated on January 1, 1997. The data reflects adjustments of the historical Carlton results for depreciation and amortization of the property and equipment acquired, adjustments of expenses resulting from contractual requirements of the acquisition agreement and incremental interest expense relating to the sale in February 1998 of the Company's Senior Notes (Note 3) used to finance the purchase and repay existing debt. The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma results of operations data does not purport to represent the results of operations which would have occurred had such transaction been consummated on January 1, 1997 or the Company's results of operations for any future date or period.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                         1997                   1998
                                     -----------            -----------
Total operating revenues             $12,703,000            $ 9,043,000
Net income (loss)                    $   471,000            $(1,655,000)
Net income (loss) per common share         $0.17                 $(0.61)

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                       DECEMBER 31, 1997       MARCH 31, 1998
                                       -----------------       --------------
11-1/2% Senior Notes due 2008(A)             $         -       $113,341,835
Revolving note payable(B)                     55,000,000         10,000,000
Term note payable(B)                           7,000,000                  -
Installment loan agreements                      225,165            290,320
                                             -----------       ------------
                                              62,225,165        123,632,155
Less amount due within one year                   97,723            118,608
                                             -----------       ------------
                                             $62,127,442       $123,513,547
                                             ===========       ============


(A) In February 1998, the Company completed the sale of $115 million of 11-1/2% Senior Notes ("Notes") Due 2008 in a public offering ("Offering"). The proceeds, net of offering costs of $5,005,720 and discount of $1,672,100 were used principally to pay the outstanding balance under its existing Credit Facility ("Credit Facility") and to acquire Carlton (Note
      2).

      The Notes are senior unsecured obligations of the Company and are redeem-able at the option of the Company in whole or in part, at any time on or after February 15, 2005 at prices ranging from 111.50% to 103.84% of face amount to their scheduled maturity in 2008.

      The indenture under which the Notes are issued contains certain covenants including covenants that limit (i) incurrences of additional indebtedness and issuances of disqualified capital stock, (ii) restricted payments,
      (iii) dividends and other payments affecting subsidiaries, (iv) trans-actions with affiliates and outside directors' fees, (v) asset sales,
      (vi) liens, (vii) lines of business, (viii) merger, sale or consolidation and (ix) non-refundable acquisition deposits.

(B) At December 31, 1997, an aggregate of $62.0 million was outstanding under the Credit Facility (aggregate rate of 8.8%) with Union Bank of California, N.A. and Den Norske Bank ASA. The term portion ($7.0 million) was to mature in June 1998 and the revolving credit portion ($55.0 mil-lion) was to amortize quarterly over four years commencing in June 1998. The Company and Union Bank have amended and restated the Credit Facility, effective upon consummation of the Offering.

      The Credit Facility, as amended and restated, provides for a $50.0 million revolving commitment which is payable in full in February 2003. At March 31, 1998, $10 million is outstanding under the Credit Facility. Advances under the amended Credit Facility bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5% (7.8% on outstanding balance at March 31, 1998). The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, per-sonal property and contract rights of the Company.

      The amount of credit available at any time under the amended and restated Credit Facility may not exceed the borrowing base which, initially, is $25.0 million, and will be redetermined semi-annually. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incur-rence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

      In addition, the credit agreement requires the Company to enter into certain interest rate swaps and collars to hedge the interest rate ex-posure associated with the credit agreement. Effective January 3, 1997, the Company entered into interest rate swaps to fix the interest rate on notional amounts of $20.0 million of the borrowings under the revolving commitment and entered into an interest rate collar to cap the interest rate on an additional notional amount of $10.0 million of the borrowings under the revolving commitment. In connection with the repayment of the outstanding balance on the Credit Facility in February 1998, the Company terminated the interest rate collar, and an interest rate swap with a notional amount of $10 million, for a total cash payment of $130,000.
      Such payment was expensed in the first quarter of 1998. At March 31, 1998, the Company has outstanding interest rate swaps on the $10.0 mil-lion of borrowings outstanding.

Interest paid by the Company in the three-month periods ended March 31, 1997 and 1998 totaled $1,310,051 and $1,240,673, respectively.

4. FIXED-PRICE CONTRACTS

The Company periodically enters into certain fixed price delivery contracts to reduce its exposure to unfavorable changes in natural gas prices. These contracts allow the Company to predict with greater certainty the effective gas prices to be received from its hedged production. As of March 31, 1998, these fixed-price contacts are in place to hedge 6.7 BCF of the Company's estimated future production through March 1999 from proved gas reserves at a weighted average price of $2.84 per MCF.

5. FINANCIAL INSTRUMENTS

The following information is provided regarding the estimated fair value of financial instruments employed by the Company as of March 31, 1998 and the method and assumptions used to estimate the fair value of such financial instruments:

      The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents and long-term debt approximate their fair values.

      The carrying value of the Company's interest rate swaps at March 31, 1998 exceeded the fair value by approximately $204,000, representing the amount the Company would be required to pay to terminate the contracts at such date.

6. INCOME TAXES

Deferred income taxes of the Company reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are principally those resulting from the acquisition of Carlton in February 1998 (Note 2). Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           December 31, 1997   March 31, 1998
                                                           -----------------   --------------
Deferred tax assets
Financial depreciation in excess of tax depreciation          $   108,163      $   108,000
Financial charges which are deferred for tax purposes             157,000          157,000
Net operating loss carryforwards                                2,742,089        3,624,000
Investment tax credits                                                  -          284,000
Other                                                                   -        1,014,000
                                                              -----------      -----------
Total deferred tax assets before valuation allowance            3,007,252        5,187,000
Less valuation allowance recognized                            (1,293,153)               -
                                                              -----------      -----------
      Net deferred tax assets                                   1,714,099        5,187,000
Deferred tax liabilities
Intangible drilling costs capitalized for financial purposes
  and expensed for tax purposes                                 1,714,099        2,596,000
Pre-acquisition basis difference resulting from debt
  restructuring                                                         -        6,951,000
Financial basis of assets acquired in excess of tax basis               -       15,692,000
                                                              -----------      -----------
      Deferred tax liabilities                                  1,714,099       25,239,000
                                                              -----------      -----------
Net deferred tax                                              $         -      $20,052,000
                                                              ===========      ===========

The credit recognized for income taxes in 1998 reflects deferred income taxes since the acquisition of Carlton as of March 1, 1998 for accounting purposes.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

   RAM Energy, Inc. is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties primarily in the Mid-Continent Area and the Permian Basin. The Company also operates gathering and disposal systems in Oklahoma.

   In late February 1998, the Company acquired Carlton Resources Corporation ("Carlton" or the "Carlton Acquisition"), in an acquisition of stock accounted for as a purchase, for approximately $42.6 million. With the acquisition of Carlton, the Company acquired estimated net proved reserves of approximately 35 Bcfe located in the Mid-Continent Area and Permian Basin, as well as an oil and gas gathering system and salt water disposal facility located in Oklahoma. The results of operations discussed below include the operations of Carlton, on a consolidated basis, for the month of March 1998.

   The 165-mile gathering system transports gas in one transportation line and liquids in the form of salt water and oil in a separate transportation line. Fees are based on various contracts at both fixed prices per unit of volume, and percentage of sales proceeds for gas. The system serves both the Company and third parties, but reported revenues are those derived from third parties only.

   Pro forma for the Carlton Acquisition, RAM Energy's proved oil and gas reserves at December 31, 1997 were 4.2 MMbls and 111.6 Bcf, for a total of
137.0 Bcf of natural gas equivalent. At December 31, 1997 the SEC PV-10 value of RAM Energy's oil and gas reserves, on a pro forma basis, was $126.1 million on a pre-tax basis, computed using average prices of $16.02 per Bbl of oil and $2.70 per Mcf of natural gas. The SEC PV-10 value excludes the value of the gas gathering system acquired with the Carlton purchase.

   The Carlton Acquisition was financed by completion of the public issuance of $115.0 million in Senior Notes due 2008 (the "Notes Offering"). Net proceeds of the Notes Offering were used to purchase Carlton, to repay existing debt, and for working capital.

   The Company has entered into fixed price delivery arrangements for natural gas production through March 1999, effectively establishing fixed prices or floor prices ranging from $2.52 per Mcf to $3.23 per Mcf on an average of 17,000 Mcf per day from April through September 1998 and an average of 15,000 Mcf per day from October 1998 through March 1999.

   Prior to November 1996, the principal operations of the Company were that of serving as managing general partner of an institutional limited partnership. Effective December 1, 1996 the Company acquired substantially all of the partnership's operations for approximately $59.0 million. With this acquisition, the Company added approximately 109 Bcfe of reserves.

   Historically the Company has added reserves mainly through acquisitions, as described above, and development. In 1997 the Company incurred $17.6 million in acquisition and development costs. For 1998 the Company has budgeted approximately $20.3 million for development projects and certain exploration activity, exclusive of acquisitions. The Company intends to continue to pursue attractive oil and gas acquisitions and exploratory opportunities.

   The Company's revenue, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas and the volumes of oil and gas it produces. In addition, the Company's proved reserves and oil and gas production will decline as oil and gas are produced unless the Company is successful in acquiring producing properties or conducts successful exploration and development drilling activities.

   The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are amortized and charged to operations using the future recoverable units of production method based on the ration of current production to total proved reserves, computed based on current prices and costs. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of the carrying value of oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if oil or gas prices increase.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1998 COMPARED  TO  THREE MONTHS ENDED MARCH
   31, 1997

   OPERATING REVENUES. Operating revenues decreased by $294,000, or 4.1% for the three months ended March 31, 1998, compared to the year earlier period. Results for the three month period in 1998 include one month of operations of Carlton. The Carlton Acquisition was completed February 24, 1998. The following table summarizes production volumes, average sales prices and period to period comparisons, including the effect on operating revenues, for the periods indicated:

                            THREE MONTHS ENDED        1998 COMPARED TO 1997
                                 MARCH 31,       -------------------------------
                            ------------------   % INCREASE  OPERATING REVENUE
                              1997       1998    (DECREASE)  INCREASE (DECREASE)
                            -------    -------   ----------  -------------------
                                                             (Dollars in thousands)
Production volumes:
   Natural gas (Mmcf)         1,788      2,086      16.7%     $    854
   Oil (Mbbls)                   91         90      (1.1)%         (22)
Average sale prices:
   Natural gas (per Mcf)     $ 2.87     $ 2.29     (20.0)%    $ (1,197)
   Oil (per Bbl)              21.74      14.65     (32.6)%        (637)


   Revenues were lower in the first quarter of 1998 as compared to the first quarter of 1997 with a 12.5% increase in production, more than offset by a 23.7% decrease in realized prices, both on an Mcfe basis. Average daily production was 29.2 million cubic feet of natural gas equivalent in the first quarter of 1998 compared to 25.9 million cubic feet of natural gas equivalent during the first quarter of 1997, an increase of 12.5%. Natural gas production increased by 16.7% and oil production decreased 1.1% for the comparable periods. The average realized sales price for natural gas was $2.29 per Mcf for the quarter ended March 31, 1998, compared to $2.87 per Mcf for the year-ago quarter, a decrease of 20.0%. The average realized oil price for the quarter ended March 31, 1998 was $14.65 per Bbl, and for the quarter ended March 31, 1997 was $21.74 per Bbl, a 32.6% decrease. The increase in natural gas production was mainly attributable to the Carlton Acquisition, off-set by the natural decline of the Company's properties. The Carlton Acquisition added 5.9 Mmcf per day and 191 Bbls per day to recorded revenues.

      OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased by $182,000, or 11%, for the three months ended March 31, 1998, compared to the same period in 1997. The oil and gas production expense was $.70 per Mcfe for the first three months of 1998, a decrease from $.71 per Mcfe in the first three months of 1997. The increase in expense was due primarily to the addition of Carlton's operation for the month of March 1998.

       GATHERING SYSTEM. The gathering system is a component of the operations of Carlton. Revenues from this source were $666,000 for the month of March 1998. Carlton is also obligated to deliver 10,000 Mmbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Outside purchases were $447,000 for the month of March 1998 and system operating costs were $37,000.

      DEPRECIATION AND AMORTIZATION ("D&A") EXPENSE. Depreciation and amortization expenses increased $813,000, or 44% for the first three months of 1998 over the same period in 1997, and was $1.01 per Mcfe for the 1998 quarter, an increase of $.22, or 27.8%, compared to the $.79 per Mcfe for the 1997 quarter. This increase is due primarily to the inclusion of Carlton's operations for the month of March 1998 with a higher purchase price per Mcfe than the Company's cost basis prior to the acquisition, as well as the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $.89 per Mcfe for the 1998 quarter (including one month of Carlton's production) compared with $.73 per Mcfe for the 1997 quarter, a 21% increase.

      G & A EXPENSE. General and administrative expense increased $338,000, or 44%, in the first three months of 1998 over the same period of 1997 due primarily to the increase in the number of employees. Though the Company has eliminated most duplications with Carlton personnel, it has hired additional employees to handle the significant capital expenditure program for the year.

      INTEREST EXPENSE. Interest expense increased to $2.4 million for the three months ended March 31, 1998 compared to $1.3 million for the comparable period of the preceding year. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates, both resulting from the Notes Offering.

   INCOME TAXES. In connection with the Carlton Acquisition, the Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the Carlton Acquisition. Prior to such date, the Company's existing net operating loss carryforwards and the provision or credit for income taxes had been offset by valuation allowances.

       NET INCOME. Due to the factors described above, net income decreased $2,650,035, or 169%, from a net income of $1,569,699 in the first three months of 1997, to a net loss of $1,080,336 in the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 1998 the Company had cash and cash equivalents of $11.3 million.

   As of March 31, 1998 the Company had $123.5 million of indebtedness outstanding. This was comprised of $115.0 million of Senior Notes due 2008 issued in late February 1998, and $10.0 million of advances under the Credit Facility discussed below. Net proceeds of the Notes Offering were used to repay existing debt, purchase Carlton, and for working capital. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including indebtedness under the Credit Facility. See "-- Credit Facility."

   Funding for the Company's business activities has historically been provided by operating cash flow and reserve-based bank borrowings. The Company regularly engages in discussions relating to potential acquisitions of oil and gas properties or companies engaged in the oil and gas business. The Company has no present agreement, commitment or understanding with respect to any such acquisitions. Any future acquisitions may require additional financing which will be dependent upon financing arrangements, if any, available at the time.

   CREDIT FACILITY. The Company has a $50 million revolving credit facility ("Credit Facility") with Union Bank of California, N.A. ("Union Bank") and Den Norske Bank, S.A. The Credit Facility provides for a $50.0 million revolving commitment payable in full in February 2003. Advances under the Credit Facility will bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5%. The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

   The amount of credit available at any time under the amended and restated Credit Facility may not exceed the borrowing base which, initially, is $25.0 million, and will be redetermined semi-annually. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

   NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three months ended March 31, 1998 net cash provided by the Company's operating activities was $.9 million compared to $3.7 million for the comparable period in 1997. Although production increased for the three months ended March 31, 1998 compared to the comparable period in 1997, this increase was more than off-set by the decline in realized price declines for both natural gas and oil.

   NET CASH USED IN AND PROVIDED BY INVESTING ACTIVITIES. For the three months ended March 31, 1998 net cash used in the Company's investing activities was $46.3 million, comprised primarily of the Carlton Acquisition adjusted purchase price of $42.6 million, and $3.6 million in drilling activities. This compares with $8.4 million provided in 1997, which included the sale of oil and gas properties of $9.7 million. The Company has budgeted $20.3 million for capital expenditures in 1998, exclusive of acquisitions. The Company expects to use cash flow from operations, cash balances and borrowings under the Credit Facility to fund these expenditures.

   YEAR  2000.   All of the Company's computers and operating  systems  are
Year 2000 compliant.   Mainframe  business software will be modified during
1998 and 1999 at a cost estimated to be less than $100,000.

   THIS DOCUMENT CONTAINS FORWARD-LOOKING  STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS RELEASE ARE STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, MARKET DEMAND, THE EFFECT OF ECONOMIC CONDITIONS, THE RESULT OF FINANCING EFFORTS AND RISKS DETAILED IN RAM'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

Item #6 Exhibits and Reports on Form 8-K

        A. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           The following reports on Form 8-K have been filed since January 1, 1998.

           On March 10, 1998, the Company filed a current report on Form 8-K reporting under Items 2, 5 and 7 the acquisition of Carlton Resources Corporation on February 24, 1998.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAM ENERGY, INC.
                                   (Registrant)


Date:  May 14, 1998                By:  LARRY E. LEE
                                        Larry E. Lee
                                        President and Chief Executive
                                          Officer

                                   By:  JOHN M. LONGMIRE
                                        John M. Longmire
                                        Senior Vice President and
                                          Treasurer and Chief Financial
                                          Officer

                              EXHIBIT INDEX

Exhibit No.    Description                    Method of Filing
-----------    -----------                    ----------------
27             Financial Data Schedule        Filed herewith electronically
