Form 10-Q
period 1998-06-30
RAM ENERGY INC/OK
filed 1998-08-14
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1998

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

     2,727.000 shares of common stock issued and outstanding

                                 FORM 10-Q
                             TABLE OF CONTENTS


                                                                          Page

                    PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets - December 31, 1997 and June 30, 1998 (unaudited)

         Consolidated Statements of Operations - Three months and six months ended June 30, 1997 and 1998 (unaudited)

         Consolidated Statements of Cash Flows - Three months and six months ended June 30, 1997 and 1998 (unaudited)

         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.

                               RAM ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,          JUNE 30,
                                                                 1997                1998
                                                             -----------        -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                 $  1,248,421         $  10,477,852
 Accounts receivable:
  Oil and gas sales                                           4,161,392             5,329,286
  Joint interest operations, net of allowance for doubtful
   accounts of $438,819 in 1997 and $229,145 in 1998            986,571             1,742,027
  Related parties                                                10,000                71,000
  Other                                                          23,841                21,123
 Prepaid expenses and deposits                                  365,649             1,101,360
                                                           ------------         -------------
Total current assets                                          6,795,874            18,742,648
Properties and equipment, at cost:
  Oil and gas properties and equipment,
    based on full cost accounting                            72,696,425           105,163,992
  Gathering and disposal systems                                      -            39,003,000
  Other property and equipment                                3,499,840             3,637,691
                                                           ------------         -------------
                                                             76,196,265           147,804,683
  Less accumulated amortization and depreciation             15,622,566            21,421,978
                                                           ------------         -------------
Net properties and equipment                                 60,573,699           126,382,705
Other assets:
  Deferred loan costs, net of accumulated amortization of
   $356,889 in 1997 and $531,512 in 1998                      1,290,299             1,227,004
  Deferred offering costs, net of accumulated amortization
   of none in 1997 and $167,736 in 1998                         733,602             4,840,532
  Other                                                         333,895             1,306,121
                                                           ------------         -------------
Total assets                                                $69,727,369          $152,499,010
                                                           ============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable:
    Trade                                                   $ 3,934,822         $   6,281,079
    Oil and gas proceeds due others                           3,032,659             3,587,916
  Accrued liabilities:
    Compensation                                                179,600               120,600
    Interest                                                    379,612             4,701,140
    Other                                                       270,000               270,000
    Preferred stock redemption                                1,473,660                     -
  Long-term debt due within one year (Note 3)                    97,723               114,758
                                                           ------------         -------------
Total current liabilities                                     9,368,076            15,075,493

Gas balancing liability not expected to be settled
 within one year                                                491,237               310,238
Long-term debt due after one year (Note 3)                   62,127,442           123,526,121
Deferred income taxes                                                 -            19,215,000
Other noncurrent liabilities                                  1,123,602               441,687
Commitments and contingencies                                   600,000               758,000

Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; authorized-5,000,000
   shares; none issued                                                -                     -
  Common stock, $.01 par value; authorized-15,000,000
   shares; issued and outstanding-2,727,000 shares               27,270                27,270
  Paid-in capital                                                16,074                16,074
  Accumulated deficit                                        (4,026,332)           (6,870,873)
                                                            -----------         -------------
Stockholders' equity (deficiency)                            (3,982,988)           (6,827,529)
                                                            -----------         -------------
Total liabilities and stockholders' equity (deficiency)     $69,727,369          $152,499,010
                                                            ===========         =============

SEE ACCOMPANYING NOTES.

                                          RAM ENERGY, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                                  1997               1998               1997               1998
                                                  ----               ----               ----               ----
Operating revenues:
  Oil and gas sales                           $4,427,725         $ 7,428,389        $11,524,537        $13,523,529
  Gathering systems                                    -           1,695,000                  -          2,361,000
  Other                                           25,000              24,570             42,000             84,447
                                              ----------         -----------        -----------        -----------
Total operating revenues                       4,452,725           9,147,959         11,566,537         15,968,976
Operating expenses:
  Oil and gas production expenses              1,458,401           2,437,567          3,119,682          4,280,965
  Oil and gas purchases                                -           1,166,000                  -          1,613,000
  Gathering system operations                          -             153,000                  -            190,000
  Amortization and depreciation                1,627,928           3,435,367          3,469,039          6,089,339
  General and administrative, overhead and
   other expenses, net of operator's overhead
   fees to unrelated interests                   976,833             913,359          1,747,185          2,021,868
                                              ----------         -----------        -----------        -----------
Total operating expenses                       4,063,162           8,105,293          8,335,906         14,195,172
                                              ----------         -----------        -----------        -----------
Operating income                                 389,563           1,042,666          3,230,631          1,773,804
Other income (expense):
  Interest expense                            (1,138,199)         (3,749,590)        (2,430,568)        (6,131,462)
  Interest income                                  4,296             105,719             25,296            172,117
                                              ----------         -----------        -----------        -----------
Income (loss) before income taxes               (744,340)         (2,601,205)           825,359         (4,185,541)
                                              ----------         -----------        -----------        -----------
Income taxes                                           -            (837,000)                 -         (1,341,000)
                                              ----------         -----------        -----------        -----------
Net income (loss)                             $ (744,340)        $(1,764,205)       $   825,359        $(2,844,541)
                                              ==========         ===========        ===========        ===========
Net income (loss) per share                       $(0.27)              $(.65)             $0.30             $(1.04)
                                              ==========         ===========        ===========        ===========

Weighted average shares outstanding            2,727,000           2,727,000          2,727,000          2,727,000
                                              ==========         ===========        ===========        ===========


SEE ACCOMPANYING NOTES.

                                              RAM ENERGY, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                  1997           1998            1997          1998
                                                  ----           ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $ (744,340)    $(1,764,205)    $    825,359   $ (2,844,541)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating
 activities:
   Amortization of Senior Notes discount and
    fees included in interest expense                  -         167,605               -         223,473
   Amortization and depreciation:
     Oil and gas properties and equipment      1,495,467       2,809,164       3,204,117       5,148,670
     Gathering and disposal systems                    -         487,500               -         650,000
     Credit facility fees                         82,238          90,544         164,476         174,623
     Other property and equipment                 50,223          48,159         100,446         116,046
  Deferred income taxes                                -        (837,000)              -      (1,341,000)
  Cash provided (used) by changes in operating
   assets and liabilities:
     Prepaid expenses and deposits              (123,636)       (149,616)        (86,571)        (85,711)
     Accounts receivable                       1,283,671      (1,410,570)      2,760,975        (838,632)
     Accounts payable                            (79,132)      2,416,097        (877,137)        976,258
     Accrued liabilities and other              (445,669)      2,980,473        (772,085)      3,641,472
     Gas balancing liability                     (91,618)        (90,999)       (226,849)       (180,999)
                                              ----------      ----------      ----------     -----------
Total adjustments                              2,171,544       6,511,357       4,267,372       8,484,200
                                              ----------      ----------      ----------     -----------
Net cash provided by operating activities      1,427,204       4,747,152       5,092,731       5,639,659

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of Carlton Resources
 Corporation (net of cash acquired) (Note 2)           -               -               -     (42,600,000)
Payments for oil and gas properties and
 equipment                                      (594,160)     (4,037,771)     (1,914,143)     (7,622,424)
Proceeds from sales of oil and gas properties
 and equipment                                         -          83,922       9,693,576         100,546
Payments for gathering and disposal systems            -          (3,000)              -          (3,000)
Payments for other property and equipment       (110,839)        (31,435)       (110,839)       (198,788)
Payments for other assets                              -        (306,302)              -        (306,302)
Proceeds from sales of other assets               29,143               -          29,143          53,020
                                              ----------      ----------      ----------     -----------
Net cash provided (used) by investing
 activities                                     (675,856)     (4,294,586)      7,697,737     (50,576,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes Offering, net of
 discount                                              -               -               -     113,327,900
Payments of deferred offering costs                    -        (591,763)              -      (5,008,268)
Principal payments on other long-term debt       (76,628)        (47,014)    (10,473,045)    (62,047,014)
Proceeds from borrowings on other long-term
 debt                                            111,194               -         111,194      10,079,090
Payments for Preferred Stock Redemption                -        (600,000)              -      (2,073,660)
Payments for loan origination fees                     -         (83,730)              -        (111,328)
                                              ----------      ----------      ----------     -----------
Net cash provided (used) by financing
 activities                                       34,566      (1,322,507)    (10,361,851)     54,166,720
                                              ----------      ----------      ----------     -----------
Increase (decrease) in cash and cash
 equivalents                                     785,914        (869,941)      2,428,617       9,229,431
Cash and cash equivalents at beginning of
 period                                        3,250,068      11,347,793       1,607,365       1,248,421
                                              ----------      ----------      ----------     -----------
Cash and cash equivalents at end of period    $4,035,982     $10,477,852    $  4,035,982    $ 10,477,852
                                              ==========     ===========    ============    ============

SEE ACCOMPANYING NOTES.

                               RAM ENERGY, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements present the results of operations and cash flows of RAM Energy, Inc. for the three- and six-month periods ended June 30, 1997 and 1998. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                              1997                   1998
                                              ----                   ----
Total operating revenues                  $19,930,000            $18,357,000
Net income (loss)                         $(1,361,000)           $(3,091,000)
Net income (loss) per common share              $(.50)                $(1.13)

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                         DECEMBER 31,       JUNE 30,
                                            1997              1998
                                            ----              ----
11-1/2% Senior Notes Due 2008 (A)        $         -       $113,382,557
Revolving note payable (B)                55,000,000         10,000,000
Term note payable (B)                      7,000,000                  -
Installment loan agreements                  225,165            258,322
                                         -----------       ------------
                                          62,225,165        123,640,879
Less amount due within one year               97,723            114,758
                                         -----------       ------------
                                         $62,127,442       $123,526,121
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

    The indenture under which the Notes are issued contains certain covenants including covenants that limit (i) incurrences of additional indebtedness and issuances of disqualified capital stock, (ii) restricted payments, (iii) dividends and other payments affecting subsidiaries, (iv) transactions with affiliates and outside directors' fees, (v) asset sales, (vi) liens, (vii) lines of business, (viii) merger, sale or consolidation and (ix) non-refund-able acquisition deposits.

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

    The Credit Facility, as amended and restated, provides for a $50.0 million revolving commitment which is payable in full in February 2003. At June 30, 1998, $10 million is outstanding under the Credit Facility. Advances under the amended Credit Facility bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The ap-plicable rate may, at the Company's option, be based either on the Euro-dollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5% (7.1% on outstanding balance at June 30, 1998). The Company is re-quired to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

    The amount of credit available at any time under the amended and restated Credit Facility may not exceed the borrowing base which, initially, is $25.0 million, and will be redetermined semi-annually. The Credit Facility con-tains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with af-filiates, investments and sales of assets.

    In addition, the credit agreement requires the Company to enter into certain interest rate swaps and collars to hedge the interest rate exposure asso-ciated with the credit agreement. Effective January 3, 1997, the Company entered into interest rate swaps to fix the interest rate on notional amounts of $20.0 million of the borrowings under the revolving commitment and entered into an interest rate collar to cap the interest rate on an additional notional amount of $10.0 million of the borrowings under the revolving commitment. In connection with the repayment of the outstanding balance on the Credit Facility in February 1998, the Company terminated the interest rate collar, and an interest rate swap with a notional amount of $10 million, for a total cash payment of $130,000. Such payment was ex-pensed in the first quarter of 1998. At June 30, 1998, the Company has out-standing interest rate swaps on the $10.0 million of borrowings outstanding.

    Interest paid by the Company in the six-month periods ended June 30, 1997 and 1998 totaled $2,480,653 and $1,800,934, respectively.

4. Fixed-Price Contracts

The Company periodically enters into certain fixed price delivery contracts to reduce its exposure to unfavorable changes in natural gas prices. These contracts allow the Company to predict with greater certainty the effective gas prices to be received from its hedged production. As of June 30, 1998, these fixed-price contracts are in place to hedge 4.8 BCF of the Company's estimated future production through March 1999 from proved gas reserves at a weighted average price of $2.82 per MCF.

5. Financial Instruments

The following information is provided regarding the estimated fair value of financial instruments employed by the Company as of June 30, 1998 and the method and assumptions used to estimate the fair value of such financial instruments:

    The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents and long-term debt approximate their fair values.

    The carrying value of the Company's interest rate swaps at June 30, 1998 exceeded the fair value by approximately $225,000, representing the amount the Company would be required to pay to terminate the con-tracts at such date.

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

                                                              December 31,          June 30,
                                                                  1997               1998
                                                                  ----               ----
Deferred tax assets
Financial depreciation in excess of tax depreciation          $   108,163       $     547,000
Financial charges which are deferred for tax purposes             157,000             157,000
Net operating loss carryforwards                                2,742,089           5,732,000
Investment tax credits                                                  -             284,000
Other                                                                   -           1,014,000
                                                              -----------       -------------
Total deferred tax assets before valuation allowance            3,007,252           7,734,000
Less valuation allowance recognized                            (1,293,153)                  -
                                                              -----------       -------------
     Net deferred tax assets                                    1,714,099           7,734,000

Deferred tax liabilities
Intangible drilling costs capitalized for financial purposes
 and expensed for tax purposes                                  1,714,099           4,306,000
Pre-acquisition basis difference resulting from debt
 restructuring                                                          -           6,951,000
Financial basis of assets acquired in excess of tax basis               -          15,692,000
                                                              -----------       -------------
     Deferred tax liabilities                                   1,714,099          26,949,000
                                                              -----------       -------------
Net deferred tax                                              $         -       $  19,215,000
                                                              ===========       =============


The credit recognized for income taxes in 1998 reflects deferred income taxes since the acquisition of Carlton as of March 1, 1998 for accounting purposes.

Item 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
GENERAL

   RAM Energy, Inc. is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties primarily in the Mid-Continent Area and the Permian Basin. The Company also operates gathering and disposal systems in Oklahoma.

   In late February 1998, the Company acquired Carlton Resources Corporation ("Carlton" or the "Carlton Acquisition"), in an acquisition of stock accounted for as a purchase, for approximately $42.6 million. With the acquisition of Carlton, the Company acquired estimated net proved reserves of approximately 35 Bcfe located in the Mid-Continent Area and Permian Basin, as well as an oil and gas gathering system and salt water disposal facility located in Oklahoma. The results of operations discussed below include the operations of Carlton on a consolidated basis since March 1, 1998.

   The Company owns a 165-mile gathering system that transports gas in one transportation line and liquids in the form of salt water and oil in a separate transportation line. Fees are based on various contracts at both fixed prices per unit of volume, and percentage of sales proceeds for gas. The system serves both the Company and third parties, but reported revenues are those derived from third parties only.

   The Carlton Acquisition was financed by completion of the public issuance of $115.0 million in Senior Notes due 2008 (the "Notes Offering"). Net proceeds of the Notes Offering were used to purchase Carlton, to repay existing debt, and for working capital.

   Prior to November 1996 the principal operations of the Company were that of serving as managing general partner of an institutional limited partnership. Effective December 1, 1996 the Company acquired substantially all of the partnership's operations for approximately $59.0 million. With this acquisition, the Company added approximately 109 Bcfe of reserves.

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

   At June 30, 1998 the Company has entered into fixed price delivery arrangements for natural gas production through March 1999, effectively establishing fixed prices ranging from $2.37 per Mcf to $2.98 per Mcf on an average of 21,500 Mcf per day from July through September 1998 and an average of 15,800 Mcf per day from October 1998 through March 1999.

   Historically the Company has added reserves mainly through acquisitions, as described above, and development. In 1997 the Company incurred $17.6 million in acquisition and development costs. For 1998 the Company has budgeted approximately $20.3 million for development projects and certain exploration activity, exclusive of acquisitions. For the six months ended June 30, 1998 the Company had expended $7.6 million on development projects. The Company intends to continue to pursue attractive oil and gas acquisitions and exploratory opportunities.

   The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are amortized and charged to operations using the future recoverable units of production method based on the ration of current production to total proved reserves, computed based on current prices and costs. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a write-down for impairment of the carrying value of oil and gas properties. Once incurred, a write-down of oil and gas properties is not reversible at a later date, even if oil or gas prices increase.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
1997

   OPERATING REVENUES. Operating revenues increased by $4,695,000, or 105% for the three months ended June 30, 1998 compared to the year earlier period, due principally to the inclusion in the 1998 quarter of the operations of Carlton. The Carlton Acquisition was completed February 24, 1998. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                         Three Months Ended      1998 Compared to 1997
                             June 30         -----------------------------
                         ------------------  % Increase  Operating Revenue
                          1997      1998     (Decrease)  Increase (Decrease)
                          ----      ----     ----------  ------------------
                                                (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)     1,647     2,584       56.8%     $1,780
  Oil (Mbbls)               69       109       58.2%        755
Average sale prices:
  Natural gas (per Mcf)  $1.90     $2.32       22.1%      1,086
  Oil (per Bbl)         $18.74    $13.08      (30.2)%      (620)


   Revenues were higher in the second quarter of 1998 as compared to the second quarter of 1997 with a 57% increase in production and a 7% increase in realized prices, both on an Mcfe basis. Average daily production was
35.6 million cubic feet of natural gas equivalent in the second quarter of 1998 compared to 22.7 million cubic feet of natural gas equivalent during the second quarter of 1997, an increase of 57%. Natural gas production increased by 57% and oil production increased 58% for the comparable periods. The average realized sales price for natural gas was $2.32 Mcf for the quarter ended June 30, 1998, as compared to $1.90 per Mcf for the year-ago quarter, an increase of 22%. The average realized oil price for the quarter ended June 30, 1998 was $13.08 per Bbl, and for the quarter ended June 30, 1997 was $18.74 per Bbl, a 30% decrease.

       OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased by $979,000, or 67%, for the three months ended June 30, 1998, as compared to the same period in 1997. The oil and gas production expense was $.75 per Mcfe for the three months ended June 30, 1998, an increase from $.71 per Mcfe in the same period of 1997. The increase in expense was due primarily to the addition of Carlton's operations for the quarter ended June 30,1998.

       GATHERING SYSTEM. The gathering system is a component of the operations of Carlton. Revenues from this source were $1,695,000 for the quarter ended June 30,1998. Carlton is also obligated to deliver 10,000 Mmbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Outside purchases were $1,166,000 for that period and system operating costs were $153,000.

     DEPRECIATION AND AMORTIZATION ("D&A") EXPENSE. Depreciation and amortization expenses increased $1,807,000, or 111% for the three months ended June 30, 1998 as compared with the same period in 1997, and was $1.06 per Mcfe for the 1998 quarter, an increase of $.27, or 34% compared to the $.79 per Mcfe for the 1997 quarter. This increase is due primarily to the inclusion of Carlton's operations for the quarterly period in 1998, including the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $.87 per Mcfe for the 1998 quarter (including three months of Carlton's production) compared with $.72 per Mcfe for the 1997 quarter, a 21% increase.

      G & A EXPENSE. General and administrative expense decreased $63,000, or 6%, in the three months ended June 30, 1998 as compared with the 1997 period. The decrease is due primarily to operator overhead fees charged to unrelated interests attributable to Carlton for the 1998 quarter.

      INTEREST EXPENSE. Interest expense increased to $3.7 million for the three months ended June 30, 1998 as compared to $1.1 million for the comparable period of the preceding year. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during the 1998 quarter, both resulting from the Notes Offering.

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

   NET  LOSS.    Due  to  the  factors  described   above,  the  net  loss
increased $1,020,000, or 137%, from a net loss of $744,000 in the three months ended June 30, 1997 to a net loss of $1,764,000 in the same period of 1998.

   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   OPERATING REVENUES. Operating revenues increased by $4,402,000, or 38% for the six months ended June 30, 1998, compared to the year earlier period. Results for the 1998 period include four months of operations of Carlton. The Carlton Acquisition was completed February 24, 1998. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                         Six Months Ended         1998 Compared to 1997
                             June 30,             ---------------------
                         ----------------      % Increase  Operating Revenue
                         1997        1998      (Decrease) Increase(Decrease)
                         ----        ----      ---------- ------------------
                                                  (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)     3,435       4,670     35.9%      $2,966
  Oil (Mbbls)              160         199     24.5%         802
Average sale prices:
  Natural gas (per Mcf)   $2.40       $2.31     (3.9)%      (443)
  Oil (per Bbl)          $20.44      $13.78    (32.6)%    (1,327)


   Revenues were higher in the first six months of 1998 as compared to the same period of 1997 with a 33% increase in production which offsets a 12% decrease in realized prices, both on an Mcfe basis. Average daily production was 32.4 million cubic feet of natural gas equivalent in the first six months of 1998, as compared to 24.3 million cubic feet of natural gas equivalent during the first six months of 1997, an increase of 33%. Natural gas production increased by 36% and oil production increased 25% for the comparable periods. The average realized sales price for natural gas was $2.31/Mcf for the six months ended June 30, 1998, as compared to $2.40/Mcf for the same period of 1997, a decrease of 4%. The average realized oil price for the six months ended June 30, 1998 was $13.78 per Bbl, and for the six months ended June 30, 1997 was $20.44 per Bbl, a 33% decrease.

       OIL AND GAS PRODUCTION EXPENSE. Oil and gas production expense increased by $1,161,000, or 37%, for the six months ended June 30, 1998, compared to the same period in 1997. The oil and gas production expense was $.73 per Mcfe for the six months ended June 30, 1998, an increase from $.71 per Mcfe in the same period of 1997. The increase in expense was due primarily to the addition of Carlton's operations for the months of March through June 1998.

      GATHERING SYSTEM. The gathering system is a component of the operations of Carlton. Revenues from this source were $2,361,000 for the months of March through June 1998. Carlton is also obligated to deliver 10,000 Mmbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Outside purchases were $1,613,000 for that period and system operating costs were $190,000.

      DEPRECIATION AND AMORTIZATION ("D&A") EXPENSE. Depreciation and amortization expenses increased $2,620,000, or 76% for the six months ended June 30, 1998 as compared with the same period in 1997, and was $1.04 per Mcfe for the 1998 six months, an increase of $.25, or 32% compared to the $.79 per Mcfe for the 1997 six months. This increase is due primarily to the inclusion of Carlton's operations for the period ended June 30, 1998, including the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $.88 per Mcfe for the first six months of 1998 (including four months of Carlton's production) compared with $.73 per Mcfe for the same period in 1997, a 21% increase.

     G & A EXPENSE. For the first six months of 1998 general and administrative expense increased $275,000, or 16% over the same period of 1997. The increased expense is due primarily to the increase in the number of employees. Though the Company has eliminated most duplications with Carlton personnel, it has hired additional employees to handle the significant capital expenditures budgeted for 1998.

      INTEREST EXPENSE. Interest expense increased to $6.1 million for the first six months of 1998 compared to $2.4 million for the comparable period of the preceding year. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during 1998, both resulting from the Notes Offering.

   INCOME TAXES. In connection with the Carlton Acquisition, the Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the Carlton Acquisition. Prior to such date, such date, the Company's existing net operating loss carryforwards and the provision or credit for income taxes had been offset by valuation allowances.

   NET INCOME(LOSS).   Due  to the  factors  described above, for the first
six months of 1998 the Company recorded a net loss of $2,845,000 as compared with net income of $825,000 for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1998 the Company had cash and cash equivalents of $10.5 million.

   As of June 30, 1998 the Company had $123.6 million of indebtedness outstanding. This was comprised primarily of $113.4 million of Senior Notes due 2008 issued in late February, 1998, and $10.0 million of advances under the Credit Facility discussed below. Net proceeds of the Notes Offering were used to repay existing debt, purchase Carlton, and for working capital. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including indebtedness under the Credit Facility. See "-- Credit Facility."

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

   CREDIT FACILITY. The Company has a $50 Million working credit facility ("Credit Facility") with Union Bank of California, N.A. ("Union Bank") and Den Norske Bank, S.A. as amended and restated, providing for a $50.0 million revolving commitment payable in full in February 2003. Advances under the amended Credit Facility bears interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5%. The rate on the balance outstanding at June 30, 1998 is 7.1%. The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

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

   NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by the Company's operating activities was $4.7 million for the three months ended and $5.6 million for the six months ended June 30, 1998 as compared to $1.4 million and $5.1 million for the respective comparable periods in 1997. Although oil prices decreased for the three months ended June 30, 1998 as compared to the same period in 1997, this decrease was more than offset by the rise in realized gas prices and the increases in production for both natural gas and oil.

   NET CASH USED IN AND PROVIDED BY INVESTING ACTIVITIES. For the three months ended June 30, 1998 net cash used in the Company's investing activities was $4.3 million, comprised primarily of the payments for oil and gas well drilling activities. The amount for the comparable period of 1997 is $676,000 of which $594,000 was used for drilling operations. The cash used in the Company's investing activities for the six months ended June 1998 was $50.6 million, comprised primarily of the Carlton Acquisition adjusted purchase price of $42.6 million and $7.6 million in drilling activities. This compares with $7.7 million provided in 1997, which included the sale of oil and gas properties of $9.7 million offset by $1.9 million used in drilling operations. The Company has budgeted $20.3 million for capital expenditures in 1998, exclusive of acquisitions. The Company expects to use cash flow from operations, cash balances and borrowings under the Credit Facility to fund these expenditures.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         Not applicable

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          Not applicable

Item 2.  Changes in Securities

          Not applicable

Item 3.  Defaults Upon Senior Securities

          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.  Other Information

          On June 30, 1998, the Company entered into an agreement to acquire certain proved developed and proved undeveloped oil and gas properties located in southwest Texas for $21.1 million. The Company expects to assign its right to acquire the proved developed properties and a portion of the proved undeveloped properties covered by the agreement, and $2.0 million in cash, to a newly formed entity in which the Company will own a minority interest. If the transaction is consummated, the newly formed entity will purchase the proved developed properties and a portion of the proved undeveloped properties covered by the agreement, and the Com-pany will purchase the remaining proved undeveloped properties for approxi-mately $6.5 million. The transaction is subject to customary closing con-ditions.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

The following exhibits are filed as a part of this report:

Exhibit
Number            Description
-------           -----------

27        Financial Data Schedule

          (b)  Report on Form 8-K

On April 27, 1998, the Company filed an amended Current Report on Form 8-K during the quarter ended June 30, 1998, which included the financial statements of Carlton Resources Corporation, a recently acquired business. The acquisition was first reported on Form 8-K filed March 10, 1998.

                            SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RAM ENERGY, INC.
                                 (Registrant)


Date:  August 14, 1998           By: LARRY E. LEE
                                     Larry E. Lee
                                     President and Chief Executive
                                       Officer


                                 By: JOHN M. LONGMIRE
                                     John M. Longmire
                                     Senior Vice President and
                                       Treasurer and Chief Financial
                                       Officer

                        EXHIBIT INDEX

Exhibit
Number    Description              Method of Filing
-------  -------------             ----------------

27       Financial Data Schedule   Filed herewith electronically
