Form 10-Q
period 1998-09-30
RAM ENERGY INC/OK
filed 1998-11-16
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1998

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

                           FORM 10-Q
                        TABLE OF CONTENTS


                                                                   Page

PART I.   FINANCIAL INFORMATION

Consolidated Balance Sheets - December 31, 1997 and
September 30, 1998 (unaudited)

Consolidated Statements of Operations - Three months and nine months ended September 30, 1997 and 1998
(unaudited)

Consolidated Statements of Cash Flows - Three months and nine months ended September 30, 1997 and 1998
(unaudited)

Notes to Unaudited Consolidated Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II.  OTHER INFORMATION

Other Information

Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.

                              RAM Energy, Inc.
                          Consolidated Balance Sheets
                                               December 31,       September 30,
                                                   1997                1998
                                               ------------       -------------
                                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                    $ 1,248,421       $  3,703,884
  Accounts receivable:
    Oil and gas sales                            4,161,392          5,870,534
    Joint interest operations, net of allowance
      for doubtful accounts of $438,819 in 1997
      and $193,373 in 1998                         986,571          1,869,618
    Related parties                                 10,000            175,022
    Other                                           23,841          1,000,000
  Prepaid expenses and deposits                    365,649            581,529
                                               ------------------------------
Total current assets                             6,795,874         13,200,587

Properties and equipment, at cost:
  Oil and gas properties and equipment, based
    on full cost accounting                     72,696,425        115,830,854
  Gathering and disposal systems                         -         39,071,000
  Other property and equipment                   3,499,840          3,690,624
                                               ------------------------------
                                                76,196,265        158,592,478
  Less accumulated amortization and
    depreciation                                15,622,566         25,514,456
                                               ------------------------------
Net properties and equipment                    60,573,699        133,078,022

Investment in RVC Energy, Inc. (Note 2)                  -          1,859,330

Other assets:
  Deferred loan costs, net of accumulated
    amortization of  $356,889 in 1997 and
    $623,132 in 1998                             1,290,299          1,026,932
  Deferred offering costs, net of accumulated
    amortization of none in 1997 and $293,987
    in 1998                                        733,602          4,714,401
  Other                                            333,895          1,093,369
                                               ------------------------------
Total assets                                   $69,727,369       $154,972,641
                                               ==============================

Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Accounts payable:
    Trade                                       $3,934,822         $6,014,015
    Oil and gas proceeds due others              3,032,659          3,906,895
  Accrued liabilities:
    Compensation                                   179,600            114,600
    Interest                                       379,612          1,845,918
    Other                                          270,000            270,000
    Preferred stock redemption                   1,473,660                  -
  Long-term debt due within one year (Note 3)       97,723            114,526
                                               ------------------------------
Total current liabilities                        9,368,076         12,265,954

Gas balancing liability not expected to be
  settled within one year                          491,237            195,835
Long-term debt due after one year (Note 3)      62,127,442        132,548,782
Deferred income taxes                                    -         17,764,000
Other noncurrent liabilities                     1,123,602            118,617
Commitments and contingencies                      600,000            758,000

Stockholders' equity (deficiency):
  Preferred stock, $.01 par value;
    authorized-5,000,000 shares;
    none issued                                          -                  -
  Common stock, $.01 par value; authorized-
    15,000,000 shares; issued and
    outstanding-2,727,000 shares                    27,270             27,270
  Paid-in capital                                   16,074             16,074
  Accumulated deficit                           (4,026,332)        (8,721,891)
                                               ------------------------------
Stockholders' equity (deficiency)               (3,982,988)        (8,678,547)
                                               ------------------------------
Total liabilities and stockholders' equity
  (deficiency)                                 $69,727,369       $154,972,641
                                               ==============================

See accompanying notes.

                              RAM Energy, Inc.

                    Consolidated Statements of Operations
                                (Unaudited)
                                Three months ended       Nine months ended
                                  September 30,             September 30,
                                1997         1998        1997          1998
                            ---------------------------------------------------
Operating revenues:
  Oil and gas sales         $ 5,294,892  $ 7,020,982  $16,819,429   $20,544,511
  Gathering systems                   -    1,853,000            -     4,214,000
  Other                          28,729       96,744       70,729       181,191
                            ---------------------------------------------------
Total operating revenues      5,323,621    8,970,726   16,890,158    24,939,702

Operating expenses:
  Oil and gas production
    expenses                  1,675,662    2,054,735    4,795,344     6,335,700
  Oil and gas purchases               -    1,271,000            -     2,884,000
  Gathering system operations         -      142,000            -       332,000
  Amortization and
    depreciation              1,798,973    4,075,761    5,268,012    10,165,100
  General and administrative,
    overhead and other
    expenses, net of
    operator's overhead fees
    to unrelated interests    1,577,985      852,539    3,325,170     2,874,407
                            ---------------------------------------------------
Total operating expenses      5,052,620    8,396,035   13,388,526    22,591,207
                            ---------------------------------------------------
Operating income                271,001      574,691    3,501,632     2,348,495

Other income (expense):
  Interest expense           (1,356,499)  (3,845,112)  (3,787,067)   (9,976,574)
  Interest income                17,315      109,073       42,611       281,190
  Equity in net loss of RVC
    Energy, Inc. (Note 2)             -     (140,670)           -      (140,670)
                            ---------------------------------------------------
Loss before income taxes     (1,068,183)  (3,302,018)    (242,824)   (7,487,559)

Income taxes                          -   (1,451,000)           -    (2,792,000)
                            ---------------------------------------------------
Net loss                    $(1,068,183) $(1,851,018) $  (242,824) $ (4,695,559)
                            ===================================================

Net loss per share                $(.39)       $(.68)       $(.09)       $(1.72)
                            ===================================================
Weighted average shares
  outstanding                 2,727,000    2,727,000    2,727,000     2,727,000
                            ===================================================

See accompanying notes.

                               RAM Energy, Inc.

                     Consolidated Statements of Cash Flows
                                (Unaudited)
                                   Three months ended            Nine months ended
                                      September 30,                   September 30,
                                  1997            1998            1997           1998
                             ------------------------------------------------------------
Cash flows from operating
  activities
Net loss                     $( 1,068,183)   $( 1,851,018)   $   (242,824)   $( 4,695,559)
Adjustments to reconcile net
  loss to net cash provided
  (used) by operating
  activities:
  Amortization of Senior
    Notes discount and fees
    included in interest
    expense                             -         166,314               -         389,787
  Amortization and depreciation:
    Oil and gas properties
      and equipment             1,666,512       3,444,192       4,870,629       8,592,862
    Gathering and disposal
      systems                           -         487,500               -       1,137,500
    Credit facility fees           82,237         206,620         246,713         381,243
    Other property and equipment   50,224          52,449         150,670         168,495
  Equity in net loss of RVC
    Energy, Inc.                        -         140,670               -         140,670
  Deferred income taxes                 -      (1,451,000)              -      (2,792,000)
  Cash provided (used) by
    changes in operating
    assets and liabilities:
    Prepaid expenses and
      deposits                    197,766         664,831         111,195         579,120
    Accounts receivable        (1,423,234)     (1,896,738)      1,337,741      (2,735,370)
    Accounts payable            1,744,055        (267,064)        866,918         411,430
    Accrued liabilities and
      other                       192,090      (2,865,313)       (579,995)      1,073,923
    Gas balancing liability      (113,424)       (114,403)       (340,273)       (295,402)
                             ------------------------------------------------------------
Total adjustments               2,396,226      (1,431,942)      6,663,598       7,052,258
                             ------------------------------------------------------------
Net cash provided (used) by
  operating activities          1,328,043      (3,282,960)      6,420,774       2,356,699

Cash flows from investing
  activities
Payments for acquisition of
  Carlton Resources Corporation
  (net of cash acquired)
  (Note 2)                              -               -               -     (42,600,000)
Payment for investment in
  RVC Energy, Inc. (Note 2)             -      (2,000,000)              -      (2,000,000)
Payments for oil and gas
properties and equipment      (12,592,614)    (11,654,946)    (14,506,757)    (19,277,370)
Proceeds from sales of oil
  and gas properties and
  equipment                             -       1,500,000       9,693,576       1,600,546
Payments for gathering and
  disposal systems                      -         (68,000)              -         (71,000)
Payments for other property
  and equipment                   (59,108)        (68,346)       (169,947)       (267,134)
Payments for other assets        (273,492)       (175,414)       (273,492)       (481,716)
Proceeds from sales of other
  assets                                -               -          29,143          53,020
                             ------------------------------------------------------------
Net cash used by investing
  activities                  (12,925,214)    (12,466,706)     (5,227,477)    (63,043,654)

Cash flows from financing
  activities
Proceeds from Senior Notes
  Offering, net of discount             -               -               -     113,327,900
Payments of deferred offering
  costs                                 -               -               -      (5,008,268)
Principal payments on other
  long-term debt                        -         (33,891)    (10,473,045)    (62,080,905)
Proceeds from borrowings on
  other long-term debt          9,592,148       9,016,137       9,703,342      19,095,227
Payments for Preferred Stock
  Redemption                            -               -               -      (2,073,660)
Payments for loan origination
  fees                                  -          (6,548)              -        (117,876)
                             ------------------------------------------------------------
Net cash provided (used) by
  financing activities          9,592,148       8,975,698        (769,703)     63,142,418
                             ------------------------------------------------------------
Increase (decrease) in cash
  and cash equivalents         (2,005,023)     (6,773,968)        423,594       2,455,463

Cash and cash equivalents at
  beginning of period           4,035,982      10,477,852       1,607,365       1,248,421
                             ------------------------------------------------------------
Cash and cash equivalents at
  end of period              $  2,030,959    $  3,703,884    $  2,030,959    $  3,703,884
                             ============================================================

See accompanying notes.

                             RAM Energy, Inc.
           Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Organization and
   Basis of Financial Statements

The accompanying unaudited financial statements present the results of operations and cash flows of RAM Energy, Inc. for the three- and nine-month periods ended September 30, 1997 and 1998. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

Nature of Operations and Organization

RAM Energy, Inc. (the "Company") operates exclusively in the oil and natural gas industry with activities including the drilling, completion and operation of oil and natural gas wells, and operation of gathering and disposal systems. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico.

Principles of Consolidation

The consolidated financial statements include the accounts of its majority or wholly-owned subsidiaries including RLP Gulf States and the operations of Carlton Resources Corporation since its acquisition effective March 1, 1998 (Note 2). All significant intercompany transactions have been eliminated.

2. Acquisitions

On February 24, 1998, the Company acquired Carlton Resources Corporation ("Carlton") in a stock acquisition accounted for as a purchase, for approximately $41.6 million, after determination of defined working capital adjustments of $1,000,000. The operations of Carlton are included in the accompanying financial statements since March 1, 1998. The preliminary allocation of the purchase price to the assets and liabilities acquired was as follows:

Properties and equipment:
  Oil and gas properties             $24,000,000
Pipeline gathering systems            39,000,000
                                     -----------
                                      63,000,000

Other assets and liabilities, net       (844,000)
Deferred income tax liability        (20,556,000)
                                     -----------
Purchase price                       $41,600,000
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

                                          Nine months ended
                                            September 30,
                                       1997              1998
                                    -----------------------------
Total operating revenues            $29,191,000     $27,206,000

Net income (loss)                   $(2,454,000)    $(5,309,000)

Net income (loss) per common share        $(.90)         $(1.95)

On August 17, 1998, the Company completed a $6.5 million acquisition of a one-half interest in certain proved undeveloped oil and gas properties of Ricks Exploration, Inc. located in south Texas ("Ricks" and the "Ricks Acquisition").

Concurrent with the Ricks Acquisition, the Company completed a $2.0 million investment in RVC Energy, Inc., a Delaware corporation ("RVC"), in exchange for 49.5% of RVC's voting common stock and all of RVC's non-voting common stock. RVC is an unrestricted affiliate of the Company and will be accounted for under the equity method of accounting.

The Company's acquisition of the Ricks properties and investment in RVC Energy, Inc. were funded through additional borrowings under the Company's Credit Facility (Note 3).

Concurrent with the Ricks Acquisition, RVC acquired the remaining one-half interest in the proved undeveloped properties of Ricks and all of Ricks' proved developed producing oil and gas properties in the same field for $14.6 million in cash. On August 31, 1998, RVC acquired all of the outstanding common stock of Comet Petroleum, Inc. ("Comet") for $27.8 million in cash. RVC funded both acquisitions with equity contributed by its stockholders and borrowings under its credit facility which are non-recourse to its stockholders, including the Company.

3. Long-Term Debt

Long-term debt consists of the following:

                                         December 31,     September 30,
                                            1997              1998
                                         -----------------------------
11-1/2% Senior Notes Due 2008 (A)        $          -     $113,422,740
Revolving note payable (B)                 55,000,000       19,000,000
Term note payable (B)                       7,000,000                -
Installment loan agreements                   225,165          240,568
                                         -----------------------------
                                           62,225,165      132,663,308
Less amount due within one year                97,723          114,526
                                         -----------------------------
                                          $62,127,442     $132,548,782
                                         =============================

(A) In February 1998, the Company completed the sale of $115 million of 11-1/2% Senior Notes ("Notes") Due 2008 in a public offering ("Offering"). The proceeds, net of offering costs of $5,005,720 and discount of $1,672,100 were used principally to pay the outstanding balance under its existing Credit Facility ("Credit Facility") and to acquire Carlton (Note 2).

     The Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company in whole or in part, at any time on or after February 15, 2005 at prices ranging from 111.50% to 103.84% of face amount to their scheduled maturity in 2008.

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

     The Credit Facility, as amended and restated, provides for a $50.0 million revolving commitment which is payable in full in February 2003. At September 30, 1998, $19 million is outstanding under the Credit Facility. Advances under the amended Credit Facility bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5% (7.7% on outstanding balance at September 30, 1998). The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

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

     In addition, the credit agreement requires the Company to enter into certain interest rate swaps and collars to hedge the interest rate exposure associated with the credit agreement. Effective January 3, 1997, the Company entered into interest rate swaps to fix the interest rate on notional amounts of $20.0 million of the borrowings under the revolving commitment and entered into an interest rate collar to cap the interest rate on an additional notional amount of $10.0 million of the borrowings under the revolving commitment. In connection with the repayment of the outstanding balance on the Credit Facility in February 1998, the Company terminated the interest rate collar, and an interest rate swap with a notional amount of $10 million, for a total cash payment of $130,000. Such payment was expensed in the first quarter of 1998. At September 30, 1998, the Company has outstanding interest rate swaps on the $10.0 million of borrowings outstanding.

Interest paid by the Company in the nine-month periods ended
September 30, 1997 and 1998 totaled $3,770,217 and $8,510,268, respectively.

4. Subsidiary Guarantors

The Company's Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by all of the Company's current and future subsidiaries (the "Subsidiary Guarantors"). The following table sets forth summarized financial information of the Subsidiary Guarantors after their acquisition or formation in 1998. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to the investors. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                      September 30,
                                          1998
                                      -------------
Balance Sheet Data:
  Current assets                       $ 2,730,331
Property and equipment, net            $67,919,522
Other assets                           $   585,380
Current liabilities                    $ 1,828,654
Noncurrent liabilities                 $20,714,000

                                      Nine months
                                        ended
                                     September 30,
                                        1998
                                     -------------
Operating Data:
  Operating revenues                 $ 7,983,311
  Operating expenses                   5,836,431
                                     -----------
  Operating income                    $2,146,880
                                     ===========

Amounts presented related to operations have been limited to operating information as the Company has not allocated administrative, interest charges or income taxes to its subsidiaries.

5. Fixed-Price Contracts

The Company periodically enters into certain fixed price delivery contracts to reduce its exposure to unfavorable changes in natural gas prices. These contracts allow the Company to predict with greater certainty the effective gas prices to be received from its hedged production. As of September 30, 1998, these fixed-price contracts are in place to hedge 3.4 BBtu of the Company's estimated future production through March 1999 from proved gas reserves at a weighted average price of $2.46 per MMbtu.

6. Financial Instruments

The following information is provided regarding the estimated fair value of financial instruments employed by the Company as of September 30, 1998 and the method and assumptions used to estimate the fair value of such financial instruments:

     The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents and long-term debt approximate their fair values.

     The carrying value of the Company's interest rate swaps at September 30, 1998 exceeded the fair value by approximately $549,107, representing the amount the Company would be required to pay to terminate the contracts at such date.

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

                                            December 31,      September 30,
                                               1997               1998
                                           -----------------------------------
Deferred tax assets
Financial depreciation in excess of tax
  depreciation                             $   108,163        $   650,000
Financial charges which are deferred
  for tax purposes                             157,000            157,000
Net operating loss carryforwards             2,742,089          8,508,000
Investment tax credits                               -            284,000
                                           -----------------------------------
Total deferred tax assets before
  valuation allowance                        3,007,252          9,599,000
Less valuation allowance recognized         (1,293,153)                 -
                                           -----------------------------------
Net deferred tax assets                      1,714,099          9,599,000

Deferred tax liabilities
Intangible drilling costs capitalized
  for financial purposes and expensed
  for tax purposes                           1,714,099          5,120,000
Pre-acquisition basis difference
  resulting from debt restructuring                  -          6,951,000
Financial basis of assets acquired in
  excess of tax basis                                -         15,292,000
                                           -----------------------------------
     Deferred tax liabilities                1,714,099         27,363,000
                                           -----------------------------------
Net deferred tax                           $         -        $17,764,000
                                           ===================================

The credit recognized for income taxes in 1998 reflects deferred income taxes since the acquisition of Carlton as of March 1, 1998 for accounting purposes.

Item 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

     RAM Energy, Inc. ("RAM" or the "Company") is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties primarily in the Mid-Continent Area and the Permian Basin. The Company also operates gathering and disposal systems in Oklahoma.

     In late February 1998, the Company acquired Carlton Resources Corporation ("Carlton" or the "Carlton Acquisition"), in an acquisition of stock accounted for as a purchase, for approximately $41.6 million after certain adjustments. With the acquisition of Carlton, the Company acquired estimated net proved reserves of approximately 35 Bcfe located in the Mid-Continent Area and Permian Basin, as well as an oil and gas gathering system and salt water disposal facility located in Oklahoma. The results of operations discussed below include the operations of Carlton on a consolidated basis since March 1, 1998.

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

     On August 17, 1998, RAM completed a $6.5 million acquisition of a one-half interest in the proved undeveloped oil and gas properties of Ricks Exploration, Inc. located in south Texas ("Ricks" and the "Ricks Acquisition"). RAM acquired 14.2 Bcfe of proved undeveloped reserves and undeveloped leasehold in this transaction.

     Concurrent with the Ricks Acquisition, RAM completed a $2.0 million investment in RVC Energy, Inc., a Delaware corporation
("RVC"), in exchange for 49.5% of RVC's common stock.   RVC is an
unrestricted affiliate of RAM and is accounted for under the equity method.

     Concurrent with the Ricks Acquisition, RVC acquired the remaining one-half interest in the proved undeveloped properties of Ricks and all of Ricks' proved developed producing oil and gas properties in the same field for $14.6 million cash. On August 31, 1998, RVC acquired all of the outstanding common stock of Comet Petroleum, Inc. ("Comet") for $27.8 million in cash. RVC funded both acquisitions with equity contributed by its stockholders and borrowings under its credit facility which are non-recourse to its stockholders, including RAM.

     RVC's acquisitions include 55.7 Bcfe of estimated proved reserves. RAM's equity interest in these reserves is estimated at
27.5 Bcfe. RVC believes the acquired properties provide opportunities for reserve additions and increased cash flow from additional developmental and exploratory drilling.

     The oil and gas properties acquired from Ricks and a substantial portion of the Comet properties are located in the Permian Basin and are in close proximity to RAM's existing Permian Basin properties. RAM has been designated as the operator of all oil and gas properties acquired from Ricks and a majority of the Comet properties formerly operated by Comet and its affiliates.

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

     At September 30, 1998 the Company has entered into fixed price arrangements for natural gas deliveries through March 1999, effectively establishing fixed prices ranging from $2.21/Mmbtu to $2.89/Mmbtu on an average of 18,500 Mmbtu per day.

     Historically the Company has added reserves mainly through acquisitions and development. In 1997 the Company incurred $17.6 million in acquisition and development costs. For 1998 the Company has budgeted approximately $20.3 million for development projects and certain exploration activity, exclusive of acquisitions. For the nine months ended September 30, 1998 the Company expended $12.1 million on development projects, $6.5 for the Ricks Acquisition and invested $2.0 million in RVC. The Company intends to continue to pursue attractive oil and gas acquisitions, and development and exploration opportunities.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and properties in the pool are amortized and charged to operations using the future recoverable units of production method based on the ratio of current production to total proved reserves, computed based on current prices and costs. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a write-down for impairment of the carrying value of oil and gas properties. Once incurred, a write-down of oil and gas properties is not reversible at a later date, even if oil or gas prices increase.

Results of Operations

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Operating Revenues. Operating revenues increased by $3,647,000, or 69% for the three months ended September 30, 1998 compared to the same period in 1997, with $3,156,000 of the increase due to the inclusion in the 1998 quarter of the operations of Carlton. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                         Three Months Ended         1998 Compared to 1997
                           September 30,      ----------------------------------
                         -----------------      % Increase Operating Revenue
                          1997       1998     (Decrease)  Increase (Decrease)
                         ------     ------    ----------- ----------------------
                                                          (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)      1,828      2,864      56.7%           $2,215
  Oil (Mbbls)                75        121      60.2%              837
Average sale prices:
  Natural gas (per Mcf)  $ 2.14     $ 1.93      (9.7)%            (585)
  Oil (per Bbl)          $18.45     $12.31     (33.3)%            (741)

     Revenues were higher in the third quarter of 1998 compared to the third quarter of 1997 as a result of a 57% increase in production offset by a 16% decrease in realized prices, both on an Mcfe basis. Average daily production was 39.0 million cubic feet of natural gas equivalent in the third quarter of 1998 compared to
24.8 million cubic feet of natural gas equivalent during the third quarter of 1997. Natural gas production increased by 57% and oil production increased 60% for the comparable periods. The average realized sales price for natural gas was $1.93 per Mcf for the quarter ended September 30, 1998, compared to $2.14 per Mcf for the comparable 1997 quarter. The average realized oil price for the quarter ended September 30, 1998 was $12.31 per Bbl, compared to $18.45 per Bbl for the year-ago quarter, a 33% decrease.

      Oil and Gas Production Expense. Oil and gas production expense increased by $379,000, or 23%, for the three months ended
September 30, 1998, compared to the same period  in 1997.   The
increase in expense was due primarily to the addition of Carlton's operations for the quarter ended September 30, 1998. The oil and gas production expense was $.57 per Mcfe for the three months ended September 30, 1998, a decrease from $.74 per Mcfe in the same period of 1997.

      Gathering system. The gathering system is a component of the operations of Carlton. Carlton is obligated to deliver 10,000 Mmbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Revenues from this source were $1,853,000 for the quarter ended September 30,1998. Outside purchases were $1,271,000 and system operating costs were $142,000.

     Depreciation and Amortization ("D&A") Expense.    Depreciation
and amortization expenses increased $2,277,000, or 127% for the three months ended September 30, 1998 compared with the same period in 1997, and was $1.14 per Mcfe for the 1998 quarter, an increase of $0.35, or 44% compared to the $0.79 per Mcfe for the 1997 quarter. This increase is due primarily to the inclusion of Carlton's operations for the quarterly period in 1998, including the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $0.96 per Mcfe for the 1998 quarter compared with $0.73 per Mcfe for the 1997 quarter, a 32% increase.

     G & A Expense.    General and administrative expense
decreased $725,000, or 46%, in the three months ended September 30, 1998 compared with the 1997 period. The decrease is due primarily to operator overhead fee reimbursements received from unrelated interests attributable to Carlton for the 1998 quarter, and the capitalization of certain geological and geophysical costs related to the Company's increased exploration efforts in 1998.

     Interest Expense. Interest expense increased to $3.8 million for the three months ended September 30, 1998 compared to $1.4 million for the comparable period of the preceding year. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during the 1998 quarter, resulting both from the Notes Offering and additional bank borrowings during the quarter.

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

     Net Loss.   Due to the factors described above, the net loss
increased $783,000, or 73%, from a net loss of $1,068,000 in the three months ended September 30, 1997 to a net loss of $1,851,000 in the same period of 1998.

     Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997

     Operating Revenues. Operating revenues increased by $8,050,000, or 48% for the nine months ended September 30, 1998, compared to the same period for 1997. Results for the 1998 period include seven months of operations of Carlton after its acquisition on February 24, 1998. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                          Nine Months Ended          1998 Compared to 1997
                            September 30,      ---------------------------------
                          ------------------     % Increase Operating Revenue
                           1997       1998     (Decrease)  Increase (Decrease)
                          ------     -------   ---------- ----------------------
                                                          (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)      5,263       7,534       43.2%          $5,247
  Oil (Mbbls)               235         320       35.9%           1,675
Average sale prices:
  Natural gas (per Mcf)   $ 2.31      $ 2.17       (6.3)%        (1,093)
  Oil (per Bbl)           $19.81      $13.23      (33.2)%        (2,104)

     Revenues were higher in the first nine months of 1998 compared to the same period of 1997 as a result of a 42% increase in production which offsets a 14% decrease in realized prices, both on an Mcfe basis. Average daily production was 34.6 million cubic feet of natural gas equivalent in the first nine months of 1998, compared to 24.4 million cubic feet of natural gas equivalent during the first nine months of 1997, an increase of 42%. Natural gas production increased by 43% and oil production increased 36% for the comparable periods. The average realized sales price for natural gas was $2.17 per Mcf for the nine months ended September 30, 1998, compared to $2.31 per Mcf for the same period of 1997, a decrease of 6%. The average realized oil price for the nine months ended September 30, 1998 was $13.23 per Bbl, and for the nine months ended September 30, 1997 was $19.81 per Bbl, a 33% decrease.

     Oil and Gas Production Expense. Oil and gas production expense increased by $1,541,000, or 32%, for the nine months ended
September 30, 1998, compared to the same period  in 1997.   The
increase in expense was due primarily to the addition of Carlton's operations for the months of March through September 1998, and increased production taxes on higher revenues. The oil and gas production expense was $.67 per Mcfe for the nine months ended September 30, 1998, a decrease from $.72 per Mcfe in the same period of 1997.

     Gathering System. The gathering system is a component of the operations of Carlton. Carlton is obligated to deliver 10,000 Mmbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Revenues from this source were $4,214,000 for the months of March through September 1998. Outside purchases were $2,884,000 and system operating costs were $332,000.

     Depreciation and Amortization ("D&A") Expense.   Depreciation and
amortization expenses increased $4,897,000, or 93% for the nine months ended September 30, 1998 compared with the same period in 1997, and was $1.08 per Mcfe for the 1998 nine months, an increase of $.29, or 37% compared to the $.79 per Mcfe for the 1997 nine months. This increase is due primarily to the inclusion of Carlton's operations for the period ended September 30, 1998, including the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $.91 per Mcfe for the first nine months of 1998 (including seven months of Carlton's production) compared with $.73 per Mcfe for the same period in 1997, a 25% increase.

     G & A Expense.    For the first nine months of 1998 general and
administrative expense decreased $451,000, or 14% over the same period of 1997. The decrease in expense is due to the increased expenses in the third quarter of 1997 resulting from increased acquisition activity and the addition of technical staff to accommodate the Company's increased inventory of development drilling opportunities, coupled with the operator overhead fee reimbursements received from unrelated interests attributable to Carlton for seven months, along with the capitalization of certain geological and geophysical costs relating to the Company's increased exploration efforts in 1998.

     Interest Expense. Interest expense increased to $10.0 million for the first nine months of 1998 compared to $3.8 million for the comparable period of the preceding year. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during 1998, both resulting from the Notes Offering.

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

     Net Income(Loss).   Due to the factors described above, the Company
recorded a net loss of $4,696,000 for the nine months ended
September 30, 1998 compared with a net loss for the 1997 period of $243,000.

Liquidity and Capital Resources

     As of September 30, 1998 the Company had cash and cash equivalents of $3.7 million, and $6.0 million available under the Credit Facility discussed below.

     As of September 30, 1998 the Company had $132.6 million of indebtedness outstanding. This was comprised primarily of $115.0 million (before giving effect to original issue discount of $1.7 million) of Senior Notes due 2008 issued in late February, 1998, and $19.0 million of advances under the Credit Facility discussed below. Net proceeds of the Notes Offering were used to repay existing debt, fund the Carlton acquisition, and for working capital. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including indebtedness under the Credit Facility. See "Credit Facility."

     Funding for the Company's business activities has historically been provided by operating cash flow and reserve-based bank borrowings. The Company regularly engages in discussions relating to potential acquisitions of oil and gas properties or companies engaged in the oil and gas business. Any future acquisitions may require additional debt or equity financing which will be dependent upon financing arrangements, if any, available at the time.

     Credit Facility. The Company has a $50.0 million working credit facility ("Credit Facility") with Union Bank of California, N.A. ("Union Bank") and Den Norske Bank, S.A. as amended and restated, providing for a $50.0 million revolving commitment payable in full in February 2003. Advances under the amended Credit Facility bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5%. The rate on the balance outstanding at September 30, 1998 is 7.7%. The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

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

     Net Cash Used in and Provided by Operating Activities. For the quarter ended September 30, 1998 net cash used was $3.3 million compared to net cash provided of $1.3 million for the same quarter of 1997. Net cash provided by the Company's operating activities was $2.4 million for the nine months ended September 30, 1998 compared to $6.4 million for the comparable period of 1997. Both
1998 periods are lower than the corresponding 1997 periods due to reduced operating income in 1998 compared to 1997 and to changes in working capital accounts.

     Net Cash Used in and Provided by Investing Activities. For the three months ended September 30, 1998 net cash used in the
Company's investing activities was $12.5 million, including $6.5 million for the Ricks Acquisition, $4.1 million for oil and gas well drilling activities, and a $2.0 million investment in RVC.
The amount for the comparable period of 1997 was $12.9 million, of which $11.2 million was for the acquisition of oil and gas properties from Quarles Drilling Corporation ("Quarles"). The cash used in the Company's investing activities for the nine months ended September 1998 was $63.0 million, including the acquisitions of Carlton , Ricks, the investment in RVC, and drilling activities of $ 12.1 million. This compares with $5.2 million used in 1997, which included the acquisition of Quarles for $11.2 million offset by $9.7 million provided by the sale of oil and gas properties, and
$3.3 for drilling activities.   The Company has budgeted $20.3
million for capital expenditures in 1998, exclusive of acquisitions. The Company expects to use cash flow from operations, cash balances and borrowings under the Credit Facility to fund these expenditures. Through September 30, 1998, such expenditures total $12.1 million.

Year 2000 Issues

     The Company has assessed the effects of Year 2000 on its information technology ("IT") and non-IT systems and the systems of others on which it depends. IT systems include telecommunications and computers. Non-IT systems include microcontrollers or other date-sensitive electronic devices used in flow control or measurement of hydrocarbons employed in the oil and gas producing industry. The Company owns or operates few non-IT devices.

     Company Readiness.    All of the Company's telephone systems,
computers and computer operating systems are Year 2000 compliant.
The Company's mainframe application software is Year 2000 compliant but presently sorts a two-digit year of "00" before a two-digit year of "99." The software is being modified to correct this deficiency. Approximately 50% of the system has been re-written and is ready for testing. The remaining 50% will be re-written over the next six months. The project will be completed by mid-1999, at a cost estimated to be less than $100,000.

     Readiness of Others. It is possible that non-compliance with Year 2000 issues of other companies from which the Company receives revenues, payments (through IT) or flow control or measurement devices upon which it depends (non-IT), could delay the Company's receipt of revenue attributable to its oil and gas production. The Company currently believes that any such delay will not materially and adversely affect the Company's financial condition, results of operations or liquidity. The Company will initiate a survey of each of its major sources of revenue and cost reimbursement, and each provider of flow control and measurement devices, to determine the status of such parties' Year 2000 compliance and the potential effects of their non-compliance on the Company's future financial condition, results of operations and liquidity. The Company expects to complete the surveys prior to June 30, 1999.

     Contingency Plans. The Company has no contingency plan for conversion of its own business application software, and none will be formulated. With regard to contingency plans for the failure, or possible failure, of others, each major source of funds or non-IT dependence will be handled on a case-by-case basis, with full preparedness by September 30, 1999.

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

          Not applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

The following exhibits are filed as a part of this report:

Exhibit
Number            Description
-------   -----------------------

27        Financial Data Schedule

          (b)  Report on Form 8-K

On September 1, 1998, the Company filed an amended Current Report on Form 8-K with respect to a $6.5 million acquisition of a one-half interest in certain properties of Ricks Exploration, Inc.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RAM ENERGY, INC.
                                 (Registrant)


Date:  November 16, 1998         By: LARRY E. LEE
                                     Larry E. Lee
                                     President and Chief
                                     Executive Officer


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
