Form 10-K405
period 1998-12-31
RAM ENERGY INC/OK
filed 1999-04-08
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K


[X]       Annual Report pursuant to Section 13 or 15(d) of the
          Securities  Exchange Act of 1934

          For the Fiscal Year ended December 31, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Act of 1934

                  Commission File No. 333-42641

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

Registrant's telephone number, including area code: (918) 663-2800

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

                         YES   X    NO _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _____

          As of March 26, 1999, there were 2,727,000 shares of the registrant's $.01 par value Common Stock outstanding. The
Common Stock is privately held by affiliates of the registrant.

          Documents incorporated by reference:  None

                         RAM ENERGY, INC.

                    Annual Report on Form 10-K
               for the Year Ended December 31, 1998

                        Table of Contents
 Item
Number                                                       Page
------                                                       ----
                              PART I

1   Business

2   Properties

3   Legal Proceedings

4   Submission of Matters to a Vote of Security Holders

                             PART II

5   Market for Registrant's Common Equity and Related
    Matters

6   Selected Financial Data

7   Management's Discussion and Analysis of Financial
    Condition and Results of Operations

7A  Quantitative and Qualitative Disclosure About Market
    Risk

8   Financial Statements and Supplementary Data

9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                             PART III

10  Directors and Executive Officers of the Registrant

11  Executive Compensation

12  Security Ownership of Certain Beneficial Owners and
    Management

13  Certain Relationships and Related Transactions

                             PART IV

14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                              PART I

Item 1   Business

General

     RAM Energy, Inc. ("RAM Energy" and, together with its subsidiaries, the "Company") is an independent oil and gas company engaged in the acquisition, development, exploration and production of oil and gas properties primarily in the Mid-Continent Area and in the Permian Basin. At December 31, 1998, the Company's estimated net proved reserves were 109.9 Bcf of natural gas and 3.7 MMBbls of oil, or 132 Bcfe, with a PV-10 Value of approximately $85 million and a reserve life of approximately 11.6 years. As of such date, the Company operated 697 wells, a 169-mile oil and gas gathering system and a saltwater disposal operation. The Company's interests in the wells it operates represented approximately 62% of its PV-10 Value at December 31, 1998. The Company has grown principally through producing property acquisitions, acquiring approximately $242 million of oil and gas properties since inception, including its acquisition of Carlton Resources, Inc. (the "Carlton Acquisition") which was consummated on February 24, 1998, the Ricks Acquisition described under "Recent Events," and through its affiliate RVC Energy, Inc. ("RVC").

     From 1989 to November 1996, the Company primarily developed and operated oil and gas properties owned jointly by RAM Energy and an institutional limited partnership (the "Partnership"). During that eight-year period, the Company drilled 225 oil and gas wells with a 95% success rate, which is not necessarily indicative of its future drilling success rate. The Partnership distributed a substantial portion of the net cash flows from these properties to its partners and the Company did not invest significantly in its asset base.

     In November 1996, RAM Energy acquired the limited partner's interest in the Partnership and subsequently liquidated the Partnership and distributed all of its oil and gas properties and other assets to RAM Energy (the "Partnership Acquisition"). The Company then adopted its current strategy of aggressively managing its existing properties and seeking acquisitions and exploration opportunities to grow its revenues, production and cash flow. From December 1, 1996 to December 31, 1998, the Company drilled 91 oil and gas wells, all but four of which were successfully completed. The Company does not have information with respect to Carlton's drilling success rates. As a result of the Partnership Acquisition and the Carlton Acquisition, the Company is pursuing a more aggressive growth strategy, which may lead to drilling results that differ from the Company's historical drilling success rate. The Company has identified approximately 190 development and exploitation opportunities on its properties. These opportunities are located primarily in intermediate depth, normally pressured reservoirs and generally involve moderate drilling and completion costs. The Company also intends to continue to pursue oil and gas acquisition and exploration opportunities.

Forward-Looking Statements

     The description of the Company's plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number or risks and uncertainties. Important factors that could cause actual capital expenditures, acquisitions activity or the Company's performance to differ materially from the plans include, without limitation, prices received for its oil and gas production, the Company's ability to satisfy the financial covenants of its outstanding debt and to raise additional capital; the Company's ability to manage its growth successfully and to compete effectively in its oil and gas business against competitors with greater financial, technical, marketing and other resources; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Strategy

     The Company's primary goal is to increase reserves, production and operating cash flow through the acquisition, development and exploration of oil and gas properties. Key elements of the Company's growth strategy include the following:

     Expand Core Areas. Approximately 90% of the Company's PV-10 Value as of December 31, 1998, is in the Mid-Continent Area and the Permian Basin, and, in these areas, the Company operates a high percentage of the wells in which it owns interests. The Company believes that its geographic concentration and operating control within these core areas provide it with focused, efficient operations. The Company plans to continue to pursue acquisitions and exploration opportunities within its core areas but will evaluate opportunities elsewhere that could result in the establishment of new core areas.

     Complete Selective Oil and Gas Acquisitions. The Company seeks to acquire producing oil and gas properties that provide opportunities for reserve additions and increased cash flow through operating improvements, production enhancement and additional development and exploratory drilling. The Company believes these criteria are met in regions that are characterized by long histories of production and multiple producing oil and gas horizons, such as the Mid-Continent Area and the Permian Basin. As part of its growth strategy, the Company intends to evaluate acquisitions in other regions where it can add producing properties, undeveloped acreage and personnel to establish concentrated operations and economies of scale.

     Develop and Exploit Existing Oil and Gas Properties.  The
Company has identified approximately 190 infill drilling, recompletion, enhanced recovery and workover opportunities on its properties, and plans to pursue these relatively lower-risk development activities, as well as selective exploration activities.

     Increase Emphasis on Exploration Activities. The Company intends to acquire additional 3-D seismic data on approved exploration prospects located in the Mid-Continent Area and the Permian Basin. The Company plans to drill an initial exploratory well in each prospect which the seismic data indicates as an attractive exploration target. The Company currently employs three exploration geologists, one exploration landman and has project specific consulting relationships with two geophysicists. In addition, the Company is actively seeking and presently is evaluating opportunities to expand its exploration program in both the Mid-Continent Area and the Permian Basin.

Recent Events

     The Carlton Acquisition. On February 24, 1998, the Company acquired Carlton Resources, Inc. ("Carlton") for $41.6 million (after certain purchase price adjustments), and on April 17, 1998, Carlton was merged into the Company. With the Carlton Acquisition, the Company acquired interests in 360 producing oil and gas wells, primarily located in the Carmen Field in the Mid-Continent Area and other fields in the Mid-Continent Area, the Permian Basin and other oil and gas producing regions. The Company operates 231 of these wells. The Carlton Acquisition added approximately 27.4 Bcfe of estimated net proved reserves to the Company's reserve base, as of December 31, 1998 (net of 2.1 Bcfe of production for the year 1998 since the date of acquisition and 1.2 Bcfe downward revision of reserves due to lower year-end 1998 prices). The properties acquired in the Carlton Acquisition include an attractive combination of established, long-life production, development and exploratory drilling opportunities, with over 60 identified projects, and have an estimated reserve life of approximately 13 years.

     As part of the Carlton Acquisition, the Company acquired, and currently owns and operates, the Carmen System, a 169-mile oil and gas gathering system and a saltwater disposal operation in the Carmen Field of the Mid-Continent Area. The Carmen System purchases, transports and markets oil and gas production and disposes of produced water from properties owned by the Company and other oil and gas companies. The Company operates 125 of the 186 producing wells currently dedicated to the Carmen System. Since the Carlton Acquisition, the Company has connected seven additional wells (five of which were drilled by the Company) to the Carmen System.

     The Carmen System purchases oil and gas at the lease and transports the production, with associated saltwater, to a collection and separation facility operated by the Company. From this point, the natural gas is delivered to a processing and compression facility operated by Continental Gas, Inc. After processing, gas volumes are returned to the Company and sold into a variety of delivery points. Oil purchasing and gathering, saltwater gathering and saltwater disposal comprise an integrated operation whereby oil and saltwater are gathered at the lease and subsequently measured and transported to a central facility through the liquids gathering line. Upon separation, the oil is aggregated and sold at a central sales point to a number of crude purchasers, and the saltwater is disposed into the Company's saltwater disposal well.

     Notes Offering. On February 24, 1998, RAM Energy completed an offering of $115.0 million of 11-1 2% Senior Notes due 2008 (the "Notes"), and received net proceeds of $108.3 million. The Indenture relating to the Notes contains certain covenants, including, but not limited to, covenants that limit:

o incurrence of additional indebtedness and issuances of disqualified capital stock,

o    restricted payments,

o    dividends and other payments affecting subsidiaries,

o    transactions with affiliates and outside directors fees,

o    asset sales,

o    liens,

o    lines of business,

o    merger, sale or consolidation, and

o    non-refundable acquisition deposits.

     The Indenture also contains covenants regarding the designation of Unrestricted Subsidiaries (as defined in the Indenture), ownership of Subsidiary Guarantors (as defined in the Indenture) and issuance of reports. See "Description of Indebtedness - Notes."

     Ricks Acquisition. On August 17, 1998, the Company completed a $6.5 million acquisition of a one-half interest in certain proved undeveloped oil and gas properties of Ricks Exploration, Inc. ("Ricks") located in south Texas (the "Ricks Acquisition").

     Concurrent with the Ricks Acquisition, the Company completed a $2.0 million investment in RVC Energy, Inc. ("RVC") in exchange for 49.5% of RVC's voting common stock and certain shares of RVC's non-voting common stock. RVC is an unrestricted affiliate of the Company.

     Concurrent with the Ricks Acquisition, RVC acquired all of Rick's interest in the proved developed producing oil and gas properties in the same field and the remaining one-half interest in the proved undeveloped properties for $14.6 million. On August 31, 1998, RVC acquired all of the outstanding common stock of Comet Petroleum, Inc. ("Comet") for $27.8 million cash. RVC funded both acquisitions with equity contributed by its stockholders and borrowings under its credit facility which are non-recourse to its stockholders, including the Company.

     RVC's acquisitions include 45.2 Bcfe of estimated proved reserves at December 31, 1998. The Company's equity interest in these reserves is estimated at 22.4 Bcfe at December 31, 1998. The Company believes the acquired properties provide opportunities for reserve additions and increases in cash flow from additional developmental and exploratory drilling. The Company has been designated as the operator of all oil and gas properties acquired from Ricks and a majority of the Comet properties formerly operated by Comet and its affiliates.

     Exploration Program. The Company has placed new emphasis on an expanded exploration program to find and develop new reserves to enhance and replace its current reserve base. The Company presently employs three exploration geologists, one exploration landman and has project specific consulting relationships with two geophysicists. Consistent with this strategy, the Company recently acquired and currently is evaluating 3-D seismic data covering 35 square miles in an area of the Permian Basin in which the Company presently owns a substantial leasehold position and has options to acquire leases on a significant amount of the unleased acreage. It is likely that an exploratory well will be drilled on this prospect sometime in late 1999. The Company expects to have the opportunity to participate in another exploration project covering approximately 50 square miles in the Permian Basin, including the right to acquire an undivided 15% interest in undeveloped leases covering 20,000 acres and access to recently acquired 3-D seismic data covering the area. In addition, the Company has signed a definitive agreement to conduct a 3-D seismic program on a large area of substantially undeveloped acreage in northwestern Oklahoma, to further explore and confirm leads identified on the acreage by 2-D seismic and geologic analysis. The gathering of seismic data on the initial 20 square mile block will commence in June, 1999, and if successful, additional seismic operations will be conducted on similar blocks within the area throughout the remainder of the year. The Company will own 50% of the project and will operate all wells drilled by the participant group.

Net Production, Unit Prices and Costs

     The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas properties owned by the Partnership and the Company for the periods shown:

                                      Partnership             Company
                                     ------------- -----------------------
                                     Eleven Months
                                        Ended
                                     November 30,  Year Ended December 31,
                                     ------------  -----------------------
                                         1996(1)   1996     1997     1998
                                         -------   ----     ----     ----

  Operating Data:
    Production volumes:
      Natural gas (MMcf)(2)              6,714      632     6,686     8,795
      Oil and condensate (MBbls)(2)        533       53       467       520
      Total (MMcfe)                      9,914      941     9,487    11,916
    Average realized prices(3):
      Natural gas (per Mcf)              $2.04    $3.42     $2.36     $2.24
      Oil and condensate (per Bbl)       18.25    21.58     17.08     11.81
      Per Mcfe                            2.37     3.48      2.50      2.17
    Expenses (per Mcfe):
      Lease operating (including
       production taxes)                  0.77     0.88      0.71      0.72
      Depreciation and amortization       0.52     1.05      0.92      1.15
      General and administrative(4)       0.32     1.26      0.47      0.30
______________

(1) Partnership operations were effectively terminated on a stand-alone basis on November 30, 1996 upon consummation of the Partnership Acquisition.

(2) Reflects changes in reporting of natural gas liquids as oil rather than natural gas as reported previously.

(3) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities.
     See "Management's Discussion and Analysis of Financial
     Condition and Results of Operations."

(4) For the Partnership, includes management fees and operator overhead fees charged to the Partnership by RAM Energy during the period. For the Company, general and administrative expense is net of management fees, operator overhead fees and consulting fees, if any, received by RAM Energy from the Partnership.

Producing Wells

     The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1998:

                              Gross          Net
                              -----          ---

    Natural gas                 903          212
    Oil                       1,354          238
                              -----          ---
      Total                   2,257          450
                              =====          ===

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

Acreage

     The following table sets forth the Company's developed and undeveloped gross and net leasehold acreage as of December 31, 1998:

                       Gross                Net
                       -----                ---

    Developed          288,679             105,231
    Undeveloped         38,244               7,617
                       -------             -------
      Total            326,923             112,848
                       =======             =======

     Approximately 83% of the Company's net acreage was located in the Mid-Continent Area and Permian Basin as of December 31, 1998. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage is held by production or contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres.

Drilling Activities

     During the periods indicated, the Company drilled the following wells.

                                 1996              1997              1998
                           -------------     -------------     -------------
                           Gross     Net     Gross     Net     Gross     Net
                           -----     ---     -----     ---     -----     ---

    Development wells:
      Productive              19     2.8        29     5.6        53     16.1
      Non-productive           1     0.2                           4      1.5
                              --     ---        --     ---        --     ----
        Total                 20     3.0        29     5.6        57     17.6
                              ==     ===        ==     ===        ==     ====

Oil and Gas Marketing and Hedging

     The Company's oil and gas production is sold primarily under market sensitive or spot price contracts. Until the third quarter of 1998 the Company sold substantially all of its casinghead gas to purchasers under varying percentage-of-proceeds contracts. By the terms of these contracts, the Company received a fixed percentage of the resale price received by the purchaser for sales of natural gas and natural gas liquids recovered after gathering and processing the Company's gas. The Company received between 84% and 100% of the proceeds from natural gas sales and from 40% to 100% of the proceeds from natural gas liquids sales received by the purchasers of the Company's production when the products were resold. The natural gas and natural gas liquids were sold primarily based on spot market prices. The revenues received by the Company from the sale of natural gas liquids are included in crude oil sales. During 1998, the Company converted some of these percentage of proceeds contracts to "keep whole" contracts wherein the Btu content of the natural gas liquids is added to the natural gas proceeds. During the year ended December 31, 1998, two purchasers accounted for approximately 43% of the Company's crude oil and natural gas sales and one customer accounted for approximately 80% of gathering system revenue. The Company believes that there are numerous other companies available to purchase the Company's crude oil and natural gas and that the loss of any or all of these purchasers would not materially affect the Company's ability to sell crude oil and natural gas.

     Periodically the Company utilizes various hedging strategies to manage the price received for a portion of its future oil and gas production. The Company does not establish hedges in excess of its expected production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its production and benefit the Company when market prices are less than the fixed prices under its hedging contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. At December 31, 1998, the Company had hedging contracts in place covering 18,500 MMbtu per day (approximately 73% of its estimated gas production) for January through March 1999 at an average price of $2.64 per MMbtu and 6,000 MMbtu per day (approximately 28% of estimated gas production) for April 1999 through March 2000 at an average price of $2.19 per MMbtu. For the year ended December 31, 1998 the Company's hedging strategies added $0.28 per Mcf to gas prices realized. The effects of these activities in years prior to 1998 were not significant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations General."

     The Company has only limited involvement with derivative financial instruments, as defined in SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" and does not use them for trading purposes. The Company's objective is to hedge a portion of its exposure to price volatility from producing oil and gas. These arrangements expose the Company to credit risk of its counterparties and to basis risk.

Employees

     As of December 31, 1998, the Company had 73 employees, 25 of whom were administrative, accounting or financial personnel and 48 of whom were technical and operations personnel. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory.

Competition

     The oil and gas industry is highly competitive. The Company competes for the acquisition of oil and gas properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent oil and gas concerns and individual producers and operators. Many of these competitors are large, well established companies and have financial and other resources substantially greater than those of the Company. The Company's ability to acquire additional oil and gas properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Item 2   Properties

Principal Oil and Gas Properties and Oil and Gas Reserves

     The Company's oil and gas properties located in the Mid-Continent Area and the Permian Basin comprised approximately 71% and 19%, respectively, of the Company's PV-10 Value as of December 31, 1998. These regions are large, well established oil and gas producing basins with activities dating from the early 1900s and are characterized by numerous known producing horizons ranging from shallow oil and gas production to deep gas reservoirs. The Company owns interests in numerous properties which provide opportunities to increase reserves and production through additional development, recompletions, enhanced recovery methods and the use of 3-D seismic technology. The Company's interests in the wells it operates represented approximately 62% of its PV-10 Value at December 31, 1998. Substantially all of the Company's oil and gas properties are mortgaged to secure the Company's obligations under a Second Amended and Restated Credit Agreement dated as of February 3, 1998, among RAM Energy, Inc., as Borrower, the Banks (as described therein) and Union Bank of California, N.A., as Agent for the Banks.

     The following table provides information for the Company's major fields as of December 31, 1998.

     Net Proved Reserves for Principal Oil and Gas Properties

                                                       Gas     % of Total
                                  Oil       Gas     Equivalent   PV-10
    Area                        (MBbl)     (MMcf)     (MMcfe)    Value
    ----                        ------     ------   ---------- ----------

    Mid-Continent                1,925     76,463     88,014     70.9
    Permian Basin                1,336     20,868     28,887     18.8
    Gulf Coast                     202     11,335     12,549      8.6
    Other                          190      1,228      2,363      1.7
                                ------    -------    -------   ------
      Total net proved reserves  3,653    109,894    131,813    100.0
                                ======    =======    =======   ======

     Mid-Continent Area. In the Mid-Continent Area, the Company owns interests in 1,695 wells and operates 468 of those wells. During 1998 the Company participated in the successful drilling and completion of 49 wells. The wells drilled in 1998 were all natural gas wells, primarily production from the Red Fork, Prue, Skinner and Mississippi formations, ranging in depth from 6,000 to 13,000 feet. Future development plans include the drilling of 88 additional infill locations and 19 recompletions.

     Permian Area. In the Permian Area, the Company owns interests in 697 wells and operates 184 of those wells. Following the Rick's Acquisition, the Company drilled and completed a 9,200 foot Strawn gas well in Val Verde County, Texas. Future development plans in this area include the drilling of 11 additional infill wells and 12 recompletions. Because of price depression, the Company elected in 1998 to suspend the drilling of oil wells in the Permian Area.

     Gulf Coast Area. In the Gulf Coast Area, the Company owns interests in 62 wells and operates 44 of those wells. Principal Company activity in this area focused upon a field located in Acadia Parish, Louisiana, where the Company completed the reprocessing of 3-D seismic and the successful commencement of recompletion operations. Subsequent engineering study in this area has resulted in the identification of 22 recompletion candidates for future exploitation ranging in depth from 9,000 to 11,000 feet.

Oil and Gas Reserves

     The following table summarizes the estimates of the Company's historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for the Company's oil and gas properties as of December 31, 1996, 1997 and 1998 were prepared by Forrest A. Garb & Associates, Inc. ("Garb & Associates").

                                                   December 31,
                                   ------------------------------------------
                                       1996      1997     1998(1)     1998(2)
Reserve Data:
  Proved developed reserves:
    Natural gas (MMcf)               62,319     56,516     77,035     77,788
    Oil and condensate (MBbls)        3,511      2,436      2,760      3,076
    Total (MMcfe)                    83,385     71,132     93,595     96,247
  PV-10 Value (in thousands) (1)   $127,693    $80,208    $71,021    $77,128
  Proved reserves:
    Natural gas (MMcf)               82,885     81,912    109,894    110,717
    Oil and condensate (MBbls)        4,282      3,367      3,653      4,000
    Total (MMcfe)                   108,577    102,114    131,812    134,719
  PV-10 Value (in thousands) (1)   $160,930   $104,560    $84,615    $92,627

  $/Mcf                               $3.78      $2.81      $2.12      $2.12
  $/Bbl                               23.88      16.17       8.95      12.75
_______________

(1) PV-10 Value represents the present value of estimated future net revenues before income tax discounted at 10%, using prices in effect at the end of the respective periods presented and including the effects of hedging activities. In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), estimates of the Company's proved reserves and future net revenues are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 Value as of December 31, 1998 were $2.12 per Mcf of natural gas and $8.95 per Bbl of oil, compared to prices used as of December 31, 1997 of $2.81 per Mcf of natural gas and $16.17 per Bbl of oil.

(2) Reserve quantities and PV-10 Value used for purposes of this column are based on a price of $12.75 per Bbl of oil, compared to the $8.95 per Bbl year-end price actually received. The $12.75 per Bbl price is more reflective than the $8.95 year-end price of the price per Bbl that the Company expects to receive over the life of its properties. Actual posted prices in the field recovered to $12.75 per Bbl on March 22, 1999. Within a relevant range, each $1.00 increase in oil price per Bbl adds approximately $2.2 million of PV-10.


     Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth in this report represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revisions based upon actual production, results of future development and exploration activities, prevailing oil and gas prices, operating costs and other factors, which revisions may be material. The PV-10 Value of the Company's proved oil and gas reserves does not necessarily represent the current or fair market value of such proved reserves, and the 10% discount factor required by the Commission may not reflect current interest rates, the Company's cost of capital or any risks associated with the development and production of the Company's proved oil and gas reserves.

     In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploitation and development activities, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves.

Title to Properties

     The Company believes it has satisfactory title to its properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the oil and gas industry, the Company makes only a cursory review of title to farmout acreage and to undeveloped oil and gas leases upon execution of any contracts. Prior to the commencement of drilling operations, a title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of the undeveloped property, is typically responsible to cure any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company has obtained title opinions on substantially all of its producing properties. Prior to completing an acquisition of producing oil and gas leases, the Company performs a title review on a material portion of the leases. The Company's oil and gas properties are subject to customary royalty interests, liens for current taxes and other burdens that the Company believes do not materially interfere with the use of or affect the value of such properties.

Facilities

     The Company's principal executive and operating offices are located at Suite 650, Meridian Tower, 5100 E. Skelly Drive, Tulsa, Oklahoma 74135. The Company's finance and accounting offices, along with the office of the Chairman, are located at Suite 130, One Benham Place, 9400 N. Broadway Extension, Oklahoma City, Oklahoma 73114. The Company leases all of its significant facilities. The Company believes that its facilities are adequate for its current needs.

Regulation

     General. Various aspects of the Company's oil and gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and gas industry and its individual members. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all remaining NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

     Regulation of Sales and Transportation of Natural Gas. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas suppliers. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. While the United States Court of Appeals has upheld most of Order No. 636, certain related FERC orders, including the individual pipeline restructuring proceedings, are still subject to judicial review and may be reversed or remanded in whole or in part. While the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that it will be affected materially differently than its competitors.

     The FERC has also announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. Both the policy statement and individual pipeline negotiated rate authorizations are currently subject to appeal before the U.S. Court of Appeals for the D.C. Circuit. In February 1997, the FERC announced a broad inquiry into issues facing the natural gas industry to assist the FERC in establishing regulatory goals and priorities in the post-Order No. 636 environment. Moreover, the FERC has refined the criteria used to distinguish non-jurisdictional gathering from jurisdictional transportation. Similarly, the Oklahoma Corporation Commission and the Texas Railroad Commission have been reviewing changes to their regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC or state regulators will take on these matters, however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers with which it competes.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market.

     Environmental. Extensive federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment affect the Company's oil and gas operations. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person or entity liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person or entity. Other laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and consequently affects the Company's profitability. The Company believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company's operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon the capital expenditures or competitive position of the Company.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances at the disposal site. Under CERCLA such persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Comparable state statutes also impose liability on the owner or operator of a property for remediation of environmental contamination existing on such property. In addition, companies that incur liability frequently confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

     The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for the exploration and production of oil and gas and for other uses associated with the oil and gas industry. Although the Company has followed operating and disposal practices that it considered appropriate under applicable laws and regulations, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes were taken for disposal. In addition, the Company owns or leases properties that have been operated by third parties in the past. The Company could incur liability under CERCLA or comparable state statutes for contamination caused by wastes it generated or for contamination existing on properties it owns or leases, even if the contamination was caused by the waste disposal practices of the prior owners or operators of the properties.

     The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and gas from regulation as "hazardous waste." A similar exemption is contained in many of the state counterparts to RCRA. Disposal of such non-hazardous oil and gas exploration, development and production wastes usually is regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and gas industry in the future. From time to time legislation has been proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes" thereby potentially subjecting such wastes to more stringent handling and disposal requirements. If such legislation were enacted, or if changes to applicable state regulations required the wastes to be managed as hazardous wastes, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general.

     The Company's operations are also subject to the Clean Air Act (the "CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from operations of the Company. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, the Company believes its operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to the Company than to other similarly situated companies involved in oil and gas exploration and production activities or well servicing activities.

     The Federal Water Pollution Control Act of 1972 (the "FWPCA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and gas wastes, into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and other hazardous substances and imposes substantial potential liability for the costs of removal or remediation. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency has promulgated regulations that require many oil and gas production sites, as well as other facilities, to obtain permits to discharge storm water runoff. The Company believes that compliance with existing requirements under the FWPCA and comparable state statutes will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company maintains insurance against "sudden and accidental" occurrences which may cover some, but not all, of the risks described above. Most significantly, the insurance maintained by the Company may not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on the Company's financial condition and results of operations.

     Regulation of Oil and Gas Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from the Company's properties.

Item 3   Legal Proceedings

     From time to time, the Company is party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings, nor is it party to any pending or threatened claims, that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

     Magic Circle Energy Corporation ("MCEN"), which became a first tier subsidiary of the Company following the merger of Carlton with and into the Company on April 10, 1998, beneficially owns the Carmen System and substantially all of the oil and gas properties acquired in connection with the Carlton Acquisition. In 1985, MCEN filed a Chapter 11 bankruptcy reorganization proceeding in the United States Bankruptcy Court for the Western District of Oklahoma (No. 85-1366-B). Pursuant to the MCEN Plan of Reorganization (the "Bankruptcy Plan") confirmed by the Bankruptcy Court in 1987, MCEN transferred the undeveloped portion of certain oil and gas leases on which there were producing wells owned by limited partnerships for which MCEN is the general partner (the "Subject Partnerships") to another limited partnership (the "Creditors' Partnership") created for the benefit of the secured creditors of MCEN and as to which a subsidiary of MCEN is the general partner. As part of the Bankruptcy Plan, the Creditors' Partnership issued to the secured creditors promissory notes secured by liens on the assets of the Creditors' Partnership. In 1993, MCEN purchased these notes and liens. Following such purchase of notes and liens, in December 1994, two limited partners of certain of the Subject Partnerships filed claims in the bankruptcy proceeding against MCEN asserting that MCEN, as general partner, (i) did not adequately represent the Subject Partnerships in the bankruptcy proceeding,
(ii) wrongfully transferred assets of the Subject Partnerships to the Creditors' Partnership, and (iii) breached the partnership agreements of the Subject Partnerships. The claimant-limited partners also sought to quiet title to the leases transferred to the Creditors' Partnership and damages against MCEN for unjust enrichment.

     In February 1996, the claimant-limited partners also filed an action against MCEN in the District Court of Oklahoma County, Oklahoma (No. CJ-96-791-63), seeking an accounting and unspecified damages for an alleged breach of fiduciary duty arising out of the same facts and circumstances alleged in the bankruptcy court action. On April 24, 1998, the state court ruled that the proper parties for an accounting were not before the court and that the case could go forward only if converted to a class action and properly certified as such. The plaintiffs have taken no action to attempt to certify a class and the case remains stayed.

     On April 30, 1998, the bankruptcy court granted summary judgment to MCEN on the plaintiffs' unjust enrichment claims but denied summary judgment on the quiet title claims, rejecting MCEN's assertion that such claims were barred by limitations or laches. However, the court abstained from ruling on the quiet title claims, finding that under the circumstances such claims were in the nature of a claim for an accounting, and relinquished jurisdiction of such claims to the state court in the pending state court action. MCEN appealed the decision of the bankruptcy court to the district court and on October 5, 1998, the district court affirmed the bankruptcy court's decision. On November 4, 1998, MCEN appealed the district court's decision to the United States Court of Appeals for the Tenth Circuit.

     The Company intends to continue to vigorously prosecute the appeal of the bankruptcy court decision and defend the state
court action.   Although the Company cannot predict the outcome
of such litigation, if the claimant-limited partners were successful on the merits of his claims, MCEN may be required to assign to the Subject Partnership the undeveloped portions of certain oil and gas leases which were transferred to the Creditors' Partnership in 1987, or pay damages equal to the value of such properties, which the Company believes would not be material in amount. As part of the Carlton Acquisition, the selling stockholders of Carlton agreed to indemnify the Company against all damages, losses, costs and expenses suffered as a result of the above claims to the extent such damages, losses, costs and expenses exceed $50,000.

Item 4   Submission of Matters to a Vote of Security Holders

     None.

                             PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters

     There is no established trading market for the Company's Common Stock. As of March 26, 1999, there were four record holders of the Company's Common Stock. The Company sold no equity securities during the year ended December 31, 1998 except that on July 1, 1998 the Company granted to a person who was neither a director, officer nor employee of the Company options to purchase an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $7.33 per share over a three year period. The person to whom the options were granted is an "accredited investor" as that term is defined in Regulation D promulgated under the Securities Act. The Company relied on the exemption from registration provided by Regulation D.

Item 6    Selected Financial Data

     The following table sets forth certain historical consolidated financial data with respect to each of the five years ended December 31, 1998 which have been derived from the Company's and its Predecessor's audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included in Item 8.

Company Historical Financial Information and Other Financial Data


                                             Year Ended December 31,
                               -----------------------------------------------
                               1994     1995       1996        1997       1998
                               ----     ----       ----        ----       ----
                               (in thousands, except for ratios and per share
                                             and per unit data)
Operating Statement Data:
Revenues:
  Oil and gas revenue         $153      $166     $3,275     $23,737    $25,839
  Gathering systems              -         -          -           -      6,123
  Management fees            1,555     1,606      1,482           -          -
  Operator overhead fees     1,746     1,686      1,343           -          -
  Consulting fees              236       163        153           -          -
  Other                        120        84        567          79        354
                             -----     -----     ------     -------    -------
    Total revenues           3,810     3,705      6,820      23,816     32,316

Expenses:
  Lease operating costs
   (including production
   taxes)                       76        77        827       6,769      8,633
  Gathering System purchases     -         -          -           -      4,220
  Gathering systems              -         -          -           -        496
  Depreciation and
   amortization                406       353        990       8,692     13,713
  General and administrative 3,279     3,364      4,164       4,467      3,517
                             -----     -----     ------      ------    -------
    Total expenses           3,761     3,794      5,981      19,928     30,579
                             -----     -----     ------      ------    -------
  Operating income (loss)       49       (89)       839       3,888      1,737

  Other income (expense):
    Interest expense           (23)      (18)      (541)     (5,159)   (13,197)
    Interest income             75        73         29          83        356
    Equity in income of a
     partnership                 -         -         71           -          -
    Equity in loss of affiliate                                           (693)
    Minority interest in a
     partnership              (101)      (23)        10           -          -
                             -----     -----     ------      ------    -------
  Income (loss) before income
   taxes and extraordinary
   item                          -       (57)       408      (1,188)   (11,797)
  Income tax benefit             -         -          -           -     (4,200)
                             -----     -----     ------      ------    -------
  Income (loss) before
   extraordinary item            -       (57)       408      (1,188)    (7,597)
  Extraordinary item             -         -          -           -      1,140
                             -----     -----     ------     -------    -------
  Net income (loss)            $ -      $(57)      $408     $(1,188)   $(6,457)
                             =====     =====     ======     =======    =======

Per Share Amounts:
  Income(loss) before
   extraordinary item          $ -     $(.02)      $.15       $(.44)    $(2.79)
  Extraordinary item             -         -          -           -        .42
                             -----     -----     ------     -------    -------
Net income(loss)               $ -     $(.02)      $.15       $(.44)    $(2.37)
                             =====     =====     ======     =======    =======
Weighted average common
 shares outstanding (in
 thousands)                  2,727     2,727      2,727       2,727      2,727
                             =====     =====     ======     =======    =======

Balance Sheet Data:
  Cash and cash equivalents $1,426      $524    $1,607       $1,248     $8,603
  Net property and equipment 1,014       995    54,738       50,574    134,274
  Total assets              10,263     6,485    71,410       69,727    156,451
  Long-term debt, including
   current portion             618        49    62,984       62,225    131,739
  Stockholders' deficit     (1,571)   (1,729)   (1,321)      (3,983)   (10,440)

Other Financial Data:
  Cash flow from operating
   activities                 $144     $(233)      $70      $8,722      $9,533
  Cash flow from investing
   activities                 (312)       (8)  (59,071)     (8,202)    (66,607)
  Cash flow from financing
   activities                 (617)     (662)   60,084        (879)     64,429
  Capital expenditures          79       335       250      17,985      18,361
  Adjusted EBITDA (1)          429       314     1,939      12,663      15,806
  Interest coverage
   ratio (2)                 18.65     17.44      3.58        2.45        1.20


Partnership Historical Financial
Information and Other Financial Data

                              Year Ended December          11 Months Ended
                                      31,                   November 30,
                              --------------------         ---------------
                              1994            1995             1996(3)
                              ----            ----             -------
Income Statement Data:    (in thousands, except for ratios and per unit data)
Operating revenues:
  Oil and gas                $24,481         $21,802           $23,456
  Other                           60             139                 7
                             -------         -------           -------
    Total operating revenues  24,541          21,941            23,463
Operating expenses:
  Oil and gas production       9,839           9,902             7,609
  Depreciation and amorti-
   zation                     11,608           9,808             5,114
  Writedown of oil and gas
   properties and equipment    8,700               -                 -
  Management fees              1,555           1,606             1,482
  Operator overhead fees       1,746           1,686             1,343
  General and administrative     676             502               378
                             -------         -------           -------
    Total operating expense   34,124          23,504            15,926
                             -------         -------           -------
  Operating income (loss)     (9,583)         (1,563)            7,537
  Other income (expense):
    Interest expense            (587)           (809)             (564)
    Interest income               41              59               114
                             -------         -------           -------
  Net income (loss)         $(10,129)        $(2,313)           $7,087
                             =======         =======           =======

Balance Sheet Data:
Cash and cash equivalents       $356          $1,266            $1,102
Net property and equipment    54,563          49,601            46,198
Total assets                  62,967          57,208           115,611
Long-term debt, including
 current portion              10,000          10,000            62,800
Total partners' equity        47,775          43,166            48,120

Other Financial Data:
Cash flow from operating
 activities                   $9,969          $7,478           $10,837
Cash flow from investing
 activities                   (5,336)         (5,273)           (1,621)
Cash flow from financing
 activities                   (4,630)         (1,295)           (9,380)
Capital expenditures           4,325           5,380             3,310
Adjusted EBITDA(1)            10,766           8,304            12,765
Interest coverage ratio(2)     18.34           10.26             22.63

-----------------

(1) Adjusted EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization, writedown of related oil and gas properties and equipment, extraordinary items and equity in loss of affiliate. Adjusted EBITDA is not a measure of cash flow as determined by generally accepted accounting principles ("GAAP"). Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. The Company believes that Adjusted EBITDA is a widely followed measure of operating performance and may also be used by investors to measure the Company's ability to meet future debt service requirements, if any.

(2) Interest coverage ratio is calculated by dividing Adjusted
    EBITDA by interest expense.

(3) RAM Energy acquired the limited partner's interest in the Partnership on November 30, 1996.

Prior to December 1996, RAM Energy conducted drilling and development activities on behalf of and as the managing general partner of a partnership, and the data presented below was not meaningful for the Company. In November 1996, RAM Energy acquired the limited partner's interest in the partnership. In February 1998, the Company acquired Carlton Resources Corporation. These transactions affect the comparability of the historical operating data for the periods and is not necessarily indicative of the Company's future performance.

                                       Partnership                        RAM Energy
                               ----------------------------     -----------------------------
                                  Year Ended      11 Months
                                 December 31,       Ended            Year Ended December 31,
                               --------------      November     -----------------------------
                                                      30,
                               1994       1995       1996       1996       1997       1998<F1>
                               ----       ----       ----       ----       ----       -------
Operating Data
Production volumes<F2>:
  Natural gas (MMcf)           8,436      8,747      6,714         632     6,686      8,795
  Oil and condensate (MBbls)     695        621        533          53       467        520
  Total (MMcfe)               12,605     12,476      9,914         941     9,486     11,916

Average realized prices<F2>:
  Natural gas (MMcf)           $1.75      $1.44      $2.04       $3.42     $2.36      $2.24
  Oil and condensate (MBbls)   13.97      14.81      18.25       21.58     17.08      11.81
  Total (Mmcfs)                 1.94       1.75       2.37        3.48      2.50       2.17

Expense (per Mcfe):
  Lease operating (including
   production (taxes)           0.78       0.79       0.77        0.88      0.71       0.72
  Depreciation and
   amortization                 0.92       0.79       0.52        1.05      0.92       1.15
  General and administra-
   tive<F3>                     0.32       0.30       0.32        1.26      0.47       0.30

---------------

<F1> Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities.
     See "Management's Discussion and Analysis of Financial
     Condition and Results of Operations."

<F2> Reflects changes in reporting of natural gas liquids as oil rather than natural gas as reported previously.

<F3> For the Partnership, includes management fees and operator overhead fees charged to the Partnership by RAM Energy during 1994, 1995 and the 1996 periods.

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

     The Company is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties primarily in the Mid-Continent Area and the Permian
Basin. The Company also operates gathering and disposal systems in Oklahoma.

     From 1989 to November 1996, the Company primarily developed and operated oil and gas properties owned jointly by RAM Energy and the Partnership. In November 1996 RAM Energy acquired the limited partner's interest in the Partnership and subsequently liquidated the Partnership and distributed all of its oil and gas properties and other assets to RAM Energy.

     In late February 1998, the Company consummated the Carlton Acquisition, in an acquisition of stock accounted for as a purchase, for approximately $41.6 million after certain adjustments. With the acquisition of Carlton, the Company acquired estimated net proved reserves of approximately 31 Bcfe located in the Mid-Continent Area and Permian Basin, as well as an oil and gas gathering system and salt water disposal facility located in Oklahoma (the "Carmen System"). The results of operations discussed below include the operations acquired as part of the Carlton Acquisition since March 1, 1998.

     The Carmen System transports gas in one transportation line and liquids in the form of salt water and oil in a separate transportation line. Fees are based on various contracts at both fixed prices per unit of volume, and percentage of sales proceeds for gas. The system serves both the Company and third parties, but reported revenues are those derived from third parties only.

     The Carlton Acquisition was financed by the public issuance of $115.0 million in Senior Notes due 2008 (the "Notes
Offering"). Net proceeds of the Notes Offering were used to purchase Carlton, to repay existing debt, and for working capital.

     On August 17, 1998, the Company completed the Ricks
Acquisition for $6.5 million. The Company acquired 14.2 Bcfe of proved undeveloped reserves and undeveloped leasehold in this transaction.

     Concurrent with the Ricks Acquisition, RAM invested $2.0 million in RVC, in exchange for 49.5% of RVC's voting common stock and certain shares of non-voting common stock. RVC is an unrestricted affiliate of RAM and is accounted for under the equity method.

     Concurrent with the Ricks Acquisition, RVC acquired the remaining one-half interest in the proved undeveloped properties of Ricks and all of Ricks' interest in the proved developed producing oil and gas properties in the same field for $14.6 million cash. On August 31, 1998, RVC acquired all of the outstanding common stock of Comet for $27.8 million in cash. RVC funded both acquisitions with equity contributed by its stockholders and borrowings under its credit facility which are non-recourse to its stockholders, including the Company.

     RVC's acquisitions include 45.2 Bcfe of estimated proved reserves at December 31, 1998. RAM's equity interest in these reserves is estimated at 22.4 Bcfe. RVC believes the acquired properties provide opportunities for reserve additions and increased cash flow from additional developmental and exploratory drilling.

     The oil and gas properties acquired from Ricks and a substantial portion of the Comet properties are located in the Permian Basin and are in close proximity to the Company's existing Permian Basin properties. The Company has been designated as the operator of all oil and gas properties acquired from Ricks and a majority of the Comet properties formerly operated by Comet and its affiliates.

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

     At December 31, 1998, the Company had hedging contracts in place covering 18,500 MMbtu per day (approximately 73% of its estimated gas production) for January through March 1999 at an average price of $2.64 per MMbtu and 6,000 MMbtu per day (approximately 28% of estimated gas production) for April 1999 through March 2000 at an average price of $2.19 per MMbtu. For the year ended December 31, 1998 the Company's hedging strategies added $0.28 per Mcf to gas prices realized.

     Historically, the Company has added reserves primarily through acquisitions and development. In 1997 the Company incurred $17.6 million in acquisition and development costs. For 1998 the Company expended $18.0 million for development projects and certain exploration activities, exclusive of acquisitions. During 1998, the Company expended $41.6 million for the Carlton Acquisition, $6.5 million for the Ricks Acquisition and invested $2.0 million in RVC. The Company intends to continue to pursue attractive oil and gas acquisitions, and development and exploration opportunities.

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

Results of Operations

     Year Ended December 31, 1998 Compared to Year Ended December
31, 1997

     Operating Revenues. Operating revenues increased by $8.5 million, or 36% for the year ended December 31, 1998 compared to the same period in 1997, with $6.1 million of the increase due to the inclusion in 1998 of the operations of Carlton's gathering system. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                    Year ended        1998 Compared to 1997
                                  ------------------------------
                    December 31,   % Increase  Operating Revenue
                 ---------------
                   1997    1998    (Decrease)  Increase (decrease)
                   ----    ----    ----------  -------------------
                                             (Dollars in thousands)
Production volumes:
 Natural gas (Mmcf) 6,686  8,795     31.5 %            4,968
 Oil (Mbbls)          467    520     11.5 %              914
Average sale prices:
 Natural gas
  (per Mcf)         $2.36  $2.24    ( 5.0)%            (1,031)
 Oil (per Bbl)     $17.10 $11.81    (30.9)%            (2,749)

     Oil and gas revenues were higher during 1998 compared to 1997 as a result of a 26% increase in production partially offset by a 13% decrease in realized prices, both on an Mcfe basis. Most of the increase in production was due to the addition of Carlton's operations following its acquisition by the Company in February 1998. Average daily production was 32.6 MMcfe in 1998 compared to 26.0 MMcfe for 1997. Natural gas production increased by 32% and oil production increased by 12% for the comparable periods. The average realized sales price for natural gas was $2.24 per Mcf for 1998, compared to $2.36 per Mcf for 1997. The average realized oil price for 1998 was $11.81 per Bbl, compared to $17.10 per Bbl for 1997, a 31% decrease.

     Oil and Gas Production Expense. Oil and gas production expense increased by $1.9 million, or 28%, for the year ended
December 31, 1998, compared to the same period in 1997.   The
increase in expense was due primarily to the addition of Carlton's operations following its acquisition by the Company in February 1998. The oil and gas production expense was $.72 per Mcfe for 1998, an increase from $.71 per Mcfe compared to 1997.

     Gathering System. The Carmen System is obligated to deliver 10,000 MMbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Revenue from this source was $6.1 million for 1998. During 1998, outside purchases were $4.2 million and system operating costs were $0.5 million.

     Depreciation and Amortization ("D&A") Expense.
Depreciation and amortization expense increased by $5.0 million, or 58% for 1998 compared to 1997, and was $1.15 per Mcfe for 1998, an increase of $0.23, or 26% compared to the $0.92 per Mcfe for 1997. This increase is due primarily to the inclusion of Carlton's operations in 1998, including the depreciation of the Carmen System. For oil and gas D&A only, the results were $.93 per Mcfe for 1998 compared with $.86 per Mcfe for 1997, an 8% increase.

     G & A Expense. General and administrative expense decreased $.9 million, or 21%, in 1998 compared with $4.5 million in 1997. The decrease is due primarily to operator overhead fee reimbursements received from unrelated interests attributable to Carlton for 1998, and the capitalization of certain geological and geophysical costs related to the Company's increased exploration efforts in 1998.

     Interest Expense. Interest expense increased $8.0 million to $13.2 million for 1998 compared to $5.2 million for 1997. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during 1998, resulting both from the Notes Offering and additional bank borrowings during 1998.

      Income Taxes. In connection with the Carlton Acquisition, the Company recorded deferred income tax liabilities related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Prior to such date, the Company's existing net operating loss carryforwards and the provision or credit for income taxes had been offset by valuation allowances. Such net liability results in the Company providing for income taxes or credits after the date of the Carlton Acquisition.

     Equity in Loss of Affiliate.  This represents the Company's
49.5% equity interest in the loss of its affiliate RVC Energy, Inc.

     Extraordinary Item. During 1998, the Company purchased $7.0 million of its 11-1/2% Senior Notes due 2008. The purchase price for the Notes was $4.8 million and after adjustments for proportionate offering costs, accrued interest and tax effects, resulted in a gain of $1.1 million.

     Net Loss.  Due to the factors described above, the Company's net loss increased by $5.3 million, from a net loss of  $1.2 million in 1997 to a net loss of $6.5 million in 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31,
1996

     The results of operations for the year ended December 31, 1996, discussed herein, include results for the Partnership through November 30, 1996, the date RAM Energy acquired the limited partner's interest in the Partnership at which time the Partnership's operations were effectively terminated on a stand-alone basis, combined with results for RAM Energy for the year 1996. The following table illustrates the combination of eleven months of 1996 Partnership operations with the annual 1996 results for RAM Energy:

                                                1996
                                ---------------------------------
                                 Eleven
                                 Months
                                  Ended    Year Ended  Year Ended
                               November 30 December 31 December 31,
                               ----------- ----------- ------------
                               Partnership RAM Energy   Combined
                               ----------- ----------   --------
                                     (Dollars in Thousands)
Operating revenues:
  Oil and gas                    $23,456     $3,275     26,731
  Consulting fees                     --        153        153
  Other                                7        567        574
                                 ------------------------------
    Total operating revenues      23,463      3,995     27,458

Operating expenses:
  Oil and gas production (including
    production taxes)              7,609        827      8,436
  Depreciation and amortization    5,114        990      6,104
  Management fees                  1,482     (1,482)       --
  Operator overhead fees           1,343     (1,343)       --
  General and administrative         378      4,164      4,542
                                 -----------------------------
    Total operating expenses      15,926      3,156     19,082

Operating income                   7,537        839      8,376

Other income (expense)
  Interest expense                  (564)      (541)    (1,105)
  Interest income                    114         29        143
  Equity in income of the
   Partnership                        --         71         71
  Minority interest in the
   Partnership                        --         10         10
                                 -----------------------------
  Net income                      $7,087       $408     $7,495
                                 =============================

     Operating Revenues. Operating revenues decreased by $3.6 million, or 13% for the year ended December 31, 1997, compared to 1996, due primarily to overall production decreases resulting from the sale of non-core properties in early 1997. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                             Year ended             1997 Compared to 1996
                             December 31,       --------------------------------
                          ------------------     % Increase  Operating Revenue
                            1996       1997      (Decrease)  Increase (decrease)
                            ----       ----     -----------  -------------------
                                                    (Dollars in thousands)
   Production volumes:
      Core areas:
         Natural gas (Mmcf   5,918      6,414      8.4 %            1,058
         Oil (Mbbls)           478        447     (6.5)%             (555)
      Non-core areas:
         Natural gas (Mmcf   1,417        272    (80.8)%           (2,609)
         Oil (Mbbls)           109         20    (81.8)%           (1,872)
      Total production:
         Natural gas (Mmcf   7,335      6,686     (8.8)%           (1,401)
         Oil (Mbbls)           587        467    (20.5)%           (2,227)
   Average sale prices:
         Natural gas (per    $2.16      $2.36      9.1 %            1,312
         Oil (per Bbl)      $18.55     $17.10     (7.8)%             (678)

     Oil and gas revenues were lower in 1997 compared to 1996 as a result of a 13% decrease in production offset by a 2% increase in realized prices, both on an Mcfe basis, due primarily to the sale in the first quarter of 1997 of certain non-core properties located offshore Gulf of Mexico, in the Rocky Mountain area and in east Texas. This decrease in production resulted in a decrease in operating revenues of $4.4 million. Average daily production was 26.0 million cubic feet of natural gas equivalent in 1997, compared to 29.7 million cubic feet of natural gas equivalent during 1996, a decrease of 13%. Natural gas production decreased by 9% and oil production decreased 21% for the comparable periods. The average realized sales price for natural gas was $2.36 per Mcf for the year ended December 31, 1997, compared to $2.16 per Mcf for 1996, an increase of 9%. The average realized oil price for 1997 was $17.10 per Bbl, and for the year ended December 31, 1996 was $18.55 per Bbl, an 8% decrease.

     Oil and Gas Production Expense. Oil and gas production expense decreased by $1.7 million, or 20%, for 1997, compared to
1996.   The oil and gas production expense was $.71 per Mcfe for
1997, a decrease from $.72 per Mcfe in 1996. This decrease in costs was attributable primarily to the sale of certain higher cost non-core properties, discussed above.

     Depreciation and Amortization ("D&A") Expense.
Depreciation and amortization expenses increased $2.6 million, or 42% for 1997 compared with 1996, and was $.92 per Mcfe for 1997, an increase of $.36, or 64% compared to the $.56 per Mcfe for 1996. The increase per Mcfe was caused by the Company's higher net cost in the remaining properties at year-end 1997 than that of the Partnership as the end of 1996.

     G & A Expense.    For 1997, general and administrative
expense decreased $75,000, or 1% compared to 1996.

     Interest Expense. Interest expense increased to $5.2 million for 1997 compared to $1.1 million for 1996. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during 1997, both resulting from bank borrowings to purchase the limited partner's in the Partnership.

     Net Income(Loss). Due to the factors described above, the Company recorded a net loss of $1.2 million for 1997 compared with net income for 1996 of $7.5 million.

Quarterly Results of Operations

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Restatement. In preparing the 1998 financial statements, the Company discovered that price computations and, to a lesser extent, estimated volumes of gas and natural gas liquids had been incorrectly calculated for interim quarterly reports, and as the Company attempted to change existing gas contracts to "keep whole" on a BTU basis from "percentage of proceeds" for natural gas liquids, price computations under hedging contracts were priced incorrectly.

     In taking corrective action the Company has decided to report natural gas liquid quantities and revenues with oil rather than with gas. This will equate the Company's "pure natural gas" price per Mcf (approximately the same as per MMbtu price) with recognized industry indexes, and will not significantly distort the Company's realized well-head price for oil on a per barrel basis.

                                           1998 Quarter (unaudited)
                              ------------------------------------------------
                                      First                   Second
                              Restated    Reported    Restated    Reported
Operating data:               ------------------------------------------------
Production volumes:
  Oil (Bbls)                    125,751      89,785     136,300     109,497
  Gas (Mcf)                   1,870,356   2,086,151   2,423,103   2,583,918
  Mcfe                        2,624,861   2,624,861   3,240,900   3,240,900

Realized prices:
  Oil $/Bbl                      $10.46      $14.65      $12.10      $13.08
  Gas $/Mcf                        2.56        2.29        2.00        2.32
  $/Mcfe                           2.32        2.32        2.01        2.29


                              1998 Quarter (unaudited)
                              -------------------------
                                       Third
                              Restated       Reported
Operating data:               ------------------------
Production volumes:
  Oil (Bbls)                    140,802     120,608
  Gas (Mcf)                   2,173,006   2,863,894
  Mcfe                        3,017,818   3,587,542

Realized prices:
  Oil $/Bbl                      $11.24      $12.31
  Gas $/Mcf                        2.27        1.93
  $/Mcfe                           2.16        1.96

                                      1998 Quarter ended (unaudited)
                              ----------------------------------------------
                                 June 30, 1998            September 30, 1998
                              Restated     Reported     Restated     Reported
                              --------     --------     --------     --------

Oil and gas revenue           $6,500,749   $7,428,389   $6,511,818   $7,020,982
                              ==========   ==========   ==========   ==========
Loss before income taxes      (3,528,845)  (2,601,205)  (3,811,182)  (3,302,018)
                              ==========   ==========   ==========   ==========
Net loss                     ($2,428,845) ($1,764,205) ($2,360,182) ($1,851,018)
                              ==========   ==========   ==========   ==========
Net loss per common share     ($0.89)      ($0.65)      ($0.87)      ($0.68)
                              ==========   ==========   ==========   ==========

Liquidity and Capital Resources

     At December 31, 1998 the Company had cash and cash equivalents of $8.6 million.

     At December 31, 1998 the Company had $133.0 million ($131.8 million after giving effect to applicable original issue discount) of indebtedness outstanding. This indebtedness consisted primarily of $108.0 million of Senior Notes due 2008 issued in February 1998 (before giving effect to unamortized original issue discount of $1.4 million) and $25.0 million of advances obtained under the Credit Facility discussed below. Net proceeds of the Notes Offering were used to repay existing debt, fund the Carlton Acquisition, and for working capital. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including additional indebtedness under the Credit Facility. See "-Credit Facility."

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

     Credit Facility. The Company has a credit facility with Union Bank of California, N.A. ("Union Bank") and Den Norske Bank, S.A., providing for a $50.0 million revolving commitment payable in full in February 2003 ("Credit Facility"). Advances under the Credit Facility bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5%. The rate on the balance outstanding at December 31, 1998 was 7.5%. The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

     The amount of credit available at any time under the Credit Facility may not exceed the borrowing base which is subject to redetermination at least semi-annually. The borrowing base at December 31, 1998 was $25.0 million. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

     Cash Flows from Operating Activities.  For the year ended
December 31, 1998 cash flows from operating activities were $9.5 million compared to $8.7 million for 1997, an increase of $.8 million, or 9%.

     Cash Flow from Investing Activities. For the year ended December 31, 1998 net cash used in the Company's investing activities was $66.6 million, including $41.6 million for the Carlton Acquisition, $6.5 million for the Ricks Acquisition, $18.0 million for oil and gas well drilling activities, and a $2.0 million investment in RVC offset by $2.1 million of property sales. The amount for 1997 was $8.2 million, of which $11.2 million was for the acquisition of oil and gas properties from Quarles Drilling Corporation ("Quarles"), and $5.4 for oil and gas well drilling activities, offset by $9.8 million from the sale of oil and gas properties. The Company's budget for capital expenditures in 1999 has not been set due to the uncertainty of oil and gas prices.

Year 2000 Issues

     The Company has assessed the effect of Year 2000 on its information technology ("IT") and non-IT systems, to a lesser extent, and the systems of others on which it depends. IT systems include telecommunications and computers. Non-IT systems include microcontrollers or other date-sensitive electronic devices used in flow control or measurement of hydrocarbons employed in the oil and gas producing industry. The Company owns or operates few non-IT devices.

     Company Readiness.    All of the Company's telephone
systems, computers and computer operating systems are Year 2000 compliant. The Company's mainframe application software is Year 2000 compliant but presently sorts a two-digit year of "00" before a two-digit year of "99." The software is being modified to correct this deficiency. Approximately 95% of the system has
been re-written and is ready for testing.   The project will be
completed by mid-1999, at a cost estimated to be less than $100,000.

     Readiness of Others. It is possible that non-compliance with Year 2000 issues of other companies from which the Company receives revenues, payments (through IT) or flow control or measurement devices upon which it depends (non-IT), could delay the Company's receipt of revenue attributable to its oil and gas production. The Company currently believes that any such delay will not materially and adversely affect the Company's financial condition, results of operations or liquidity. The Company will initiate a survey of each of its major sources of revenue and cost reimbursement, and each provider of flow control and measurement devices, to determine the status of each provider's Year 2000 compliance and the potential effects of their non-compliance on the Company's future financial condition, results of operations and liquidity. The Company expects to complete the surveys prior to June 30, 1999.

     Contingency Plans. The Company has no contingency plan for conversion of its own business application software, and none will be formulated. With regard to contingency plans for the failure, or possible failure, of others, each major source of funds or non-IT dependence will be handled on a case-by-case basis, with full preparedness by December 31, 1999.

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

Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk

     On January 3, 1997, the Company entered into a $10.0 million five-year interest rate swap with its bank. The swap provides a ceiling to the Company and a floor to the bank of a 90-day LIBOR interest rate of 6.46%. The carrying value of this interest rate swap at December 31, 1998 exceeded the fair value by approximately $419,000 representing the amount the Company would be required to pay to terminate the contract at such date.

Item 8    Financial Statements and Supplementary Data

                        RAM Energy, Inc.
               Consolidated Financial Statements
          Years ended December 31, 1996, 1997 and 1998

                            Contents

Report of Independent Auditors

Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Deficiency
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

                 Report of Independent Auditors

The Board of Directors
RAM Energy, Inc.

We have audited the accompanying consolidated balance sheets of RAM Energy, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1998. We have audited the accompanying statements of operations and cash flows of RAMCO-NYL 1987 Limited Partnership (the "Predecessor") for the eleven-month period ended November 30, 1996. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAM Energy, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and the results of operations and cash flows of the Predecessor for the eleven-month period ended November 30, 1996, in conformity with generally accepted accounting principles.


                                        ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 31, 1999

                        RAM Energy, Inc.

                  Consolidated Balance Sheets
                     (Dollars in Thousands)

                                                       December 31,
                                               1997                   1998
                                               ----                   ----
Assets
Current assets (Note 4):
  Cash and cash equivalents                 $    1,248             $    8,603
  Accounts receivable:
    Oil and gas sales                            4,161                  3,387
    Joint interest operations, net
     of allowance for doubtful
     accounts of $439 in 1997 and
     $358 in 1998                                  987                  2,117
    Related parties                                 10                    147
    Other                                           24                    115
  Prepaid expenses and deposits                    366                    431
                                            ----------             ----------
Total current assets                             6,796                 14,800

Properties and equipment, at cost
 (Notes 4 and 12):
  Oil and gas properties and equipment,
   based on full cost accounting                72,696                119,697
  Gathering and disposal systems                     -                 39,184
  Other property and equipment                   3,500                  3,781
                                            ----------             ----------
                                                76,196                162,662
  Less accumulated amortization and
   depreciation                                 15,622                 28,388
                                            ----------             ----------
Net properties and equipment                    60,574                134,274

Investment in RVC Energy, Inc. (Note 2)              -                  1,307

Other assets:
  Deferred loan costs, net of accumulated
   amortization of $357 in 1997 and $715
   in 1998                                       1,290                    955
  Deferred offering costs, net of accumulated
   amortization of none in 1997 and $395
   in 1998 (Note 4)                                733                  4,307
  Other                                            334                    808
                                            ----------             ----------
Total assets                                   $69,727               $156,451
                                            ==========             ==========

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable:
    Trade                                     $  3,935               $  6,230
    Oil and gas proceeds due others              3,031                  4,378
    Related party                                    -                    826
  Accrued liabilities:
    Compensation                                   180                    320
    Interest                                       380                  4,942
    Other                                          270                     65
    Preferred stock redemption (Note 8)          1,474                      -
    Long-term debt due within one year (Note 4)     98                    109
                                            ----------             ----------
Total current liabilities                        9,368                 16,870

Gas balancing liability not expected to
 be settled within one year                        491                    735
Long-term debt due after one year (Note 4)      62,127                131,630
Other noncurrent liabilities                     1,124                      -
Deferred income taxes                                -                 17,056
Commitments and contingencies (Notes 4,
 6 and 10)                                         600                    600

Stockholders' deficiency (Note 8):
  Preferred stock, $.01 par value;
   authorized - 5,000,000 shares;
   issued and outstanding - none                     -                      -
  Common stock, $.01 par value;
   authorized - 15,000,000 shares;
   issued and outstanding - 2,727,000
   shares                                           27                     27
  Paid-in capital                                   16                     16
  Accumulated deficit                           (4,026)               (10,483)
                                            ----------             ----------
Stockholders' deficiency                        (3,983)               (10,440)
                                            ----------             ----------
Total liabilities and stockholders'
 deficiency                                    $69,727               $156,451
                                            ==========             ==========

See accompanying notes.

                             RAM Energy, Inc.

                 Consolidated Statements of Operations
                  (In Thousands, Except Share Amounts)

                                 Predecessor
                                 (Note 1)                  Company
                                ------------   -------------------------------
                                Eleven-month
                                  period
                                  ended
                               November 30,        Year ended December 31,

                                   1996          1996       1997        1998
                                   ----          ----       ----        ----
Operating revenues:
  Oil and gas sales               $23,456      $ 3,275     $23,737     $25,839
  Gathering system                      -            -           -       6,123
  Management fees from Partnership      -        1,482           -           -
  Operator's overhead fees from
   Partnership                          -        1,343           -           -
  Consulting income from related
   parties                              -          153           -           -
  Other                                 7          567          79         354
                                  -------      -------     -------     -------
Total operating revenues           23,463        6,820      23,816      32,316

Operating expenses:
  Oil and gas production expenses   7,609          827       6,769       8,633
  Gathering system purchases            -            -           -       4,220
  Gathering system operations           -            -           -         496
  Amortization and depreciation     5,114          990       8,692      13,713
  Management fee to Managing
   General Partner                  1,482            -           -           -
  Operator fees to Managing
   General Partner                  1,343            -           -           -
  General and administrative,
   overhead and other expenses, net
   of operator's overhead fees to
   unrelated interests                378        4,164       4,467       3,517
                                  -------      -------     -------     -------
Total operating expenses           15,926        5,981      19,928      30,579
                                  -------      -------     -------     -------
Operating income                    7,537          839       3,888       1,737

Other income (expense):
  Interest expense                   (564)        (541)     (5,159)    (13,197)
  Interest income                     114           29          83         356
  Equity in loss of RVC Energy,
   Inc. (Note 2)                        -            -           -        (693)
  Other                                 -           81           -           -
                                  -------      -------     -------     -------
Income (loss) before income taxes
 and extraordinary item             7,087          408      (1,188)    (11,797)

Income tax benefit - deferred
 (Note 9)                               -            -           -      (4,200)
                                  -------      -------     -------     -------
Income (loss) before
 extraordinary item                 7,087          408      (1,188)     (7,597)

Extraordinary gain on repurchase
 of debt, net of income taxes of
 $700                                   -            -           -       1,140
                                  -------      -------     -------     -------
Net income (loss)                 $ 7,087      $   408     $(1,188)    $(6,457)
                                  =======      =======     =======     =======

Per share amounts - basic and
 diluted:
  Income (loss) before
   extraordinary item                             $.15       $(.44)     $(2.79)
  Extraordinary item                                 -           -         .42
                                               -------     -------     -------
Net income (loss)                                 $.15       $(.44)     $(2.37)
                                               =======     =======     =======

Weighted average shares outstanding          2,727,000   2,727,000   2,727,000
                                             =========   =========   =========

See accompanying notes.

                             RAM Energy, Inc.

           Consolidated Statements of Stockholders' Deficiency
                             (In Thousands)

                       Preferred  Common   Paid-In  Accumulated  Stockholders'
                         Stock     Stock   Capital    Deficit     Deficiency
                       -------------------------------------------------------
Balance at December 31,
  1995                  $1         $23     $1,493     $(3,246)    $(1,729)

Net income               -           -          -         408         408
                       -------------------------------------------------------
Balance at December 31,
  1996                   1          23      1,493      (2,838)     (1,321)

Preferred stock
  redemption            (1)          -     (1,473)          -      (1,474)

Revision of par value
  of common stock        -           4         (4)          -           -

Net loss                 -           -          -      (1,188)     (1,188)
                       -------------------------------------------------------
Balance at December 31,
  1997                   -          27         16      (4,026)     (3,983)

Net loss                 -           -          -      (6,457)     (6,457)
                       -------------------------------------------------------
Balance at December 31,
  1998                  $-         $27        $16    $(10,483)   $(10,440)
                       =======================================================

See accompanying notes.

                                  RAM Energy, Inc.

                       Consolidated Statements of Cash Flows
                                  (In Thousands)

                                Predecessor
                                  (Note 1)               Company
                                ------------  -------------------------------
                                Eleven-month
                                period ended
                                November 30,      Year ended December 31,
                                   1996       1996          1997         1998
                                ---------------------------------------------

Cash flows from operating activities
Net income (loss)               $  7,087     $   408     $ (1,188)     $ (6,457)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Amortization of Senior Notes
   discount included in interest
   expense                             -           -            -           126
  Amortization and depreciation:
    Oil and gas properties and
     equipment                     5,028         666        8,134        11,113
    Gathering and disposal systems     -           -            -         1,625
    Senior Notes fees                  -           -            -           395
    Credit facility fees              86          34          350           358
    Other property and equipment       -         290          208           222
  Provision for doubtful accounts
   receivable and other                -         141           91            30
  Extraordinary gain on retirement
   of debt, net                        -           -            -        (1,140)
  Gain on sales of other property
   and equipment                       -         (36)           -             -
  Equity in loss of RVC Energy, Inc.   -           -            -           693
  Deferred income taxes, net           -           -            -        (4,200)
  Cash provided (used) by changes
   in operating assets and
   liabilities, net of amounts
   resulting from acquisitions:
    Prepaid expenses and deposits     93         (41)           -           730
    Accounts receivable             (869)       (846)         797           383
    Accounts payable                (103)       (971)       1,430         1,525
    Accrued liabilities             (424)        506         (646)        4,157
    Gas balancing liability         (345)          -         (454)          (27)
    Other                            284         (81)           -             -
                                  ----------------------------------------------
Total adjustments                  3,750        (338)       9,910        15,990
                                  ----------------------------------------------
Net cash provided by operating
 activities                       10,837          70        8,722         9,533

Cash flows from investing
 activities
Payment for acquisition of
 Carlton Resources Corporation,
 net of cash acquired                  -           -            -       (41,611)
Payment for acquisition of Ricks
 properties                            -           -            -        (6,500)
Payment for investment in RVC
 Energy, Inc.                          -           -            -        (2,000)
Payment for acquisition of
 limited partner's interest in the
 Partnership, less cash acquired       -     (58,898)           -             -
Payments for oil and gas
 properties and equipment         (3,310)        (22)     (17,642)      (17,972)
Proceeds from sales of oil and
 gas properties and equipment      1,689          55        9,764         2,068
Payments for other property
 and equipment                         -        (227)        (343)         (389)
Proceeds from sales of other
 property and equipment                -           -           19             -
Payments for gathering and
 disposal systems                      -           -            -          (184)
Payment for other assets               -           -            -          (263)
Proceeds from sales of other
 assets                                -           -            -           244
Cash distributions received from
 Partnership                           -          21            -             -
                                ------------------------------------------------
Net cash used by investing
 activities                       (1,621)    (59,071)      (8,202)      (66,607)

Cash flows from financing activities
Principal payments on long-term
 debt                            (10,000)        (61)     (10,510)      (62,132)
Proceeds from borrowings on
 long-term debt                   62,800         176        9,751        25,129
Advance by Partnership to
 Company                         (60,000)     60,000            -             -
Proceeds from Senior Notes
 Offering, net of discount             -           -            -       113,328
Payment for repurchase of Senior
 Notes                                 -           -            -        (4,791)
Payments for Preferred Stock
 Redemptions:
  Company Series A and B               -           -            -        (1,474)
  Carlton Redeemable                   -           -            -          (600)
Payments of deferred offering costs    -           -            -        (5,008)
Payments for loan origination fees   (46)        (31)        (120)          (23)
Distributions to partners         (2,134)          -            -             -
                                ------------------------------------------------
Net cash provided (used) by
 financing activities             (9,380)     60,084         (879)       64,429
                                ------------------------------------------------
Increase (decrease) in cash and
 cash equivalents                   (164)      1,083         (359)        7,355

Cash and cash equivalents at
 beginning of year                 1,266         524        1,607         1,248
                                ------------------------------------------------
Cash and cash equivalents at end
 of year                        $  1,102    $  1,607     $  1,248      $  8,603
                                ================================================
Disclosure of noncash investing
 and financing activities
Deferred loan and offering costs
 included in accounts payable and
 other liabilities              $  1,521    $     -      $    734      $      -
                                ================================================
Preferred stock redemption
 included in accrued
 liabilities                    $      -    $     -      $  1,474      $      -
                                ================================================
Exchange of Partnership interest
 for receivable from sister
 corporation, net of minority
 interest                       $      -    $     -      $    611      $      -
                                ================================================

See accompanying notes.

                           RAM Energy, Inc.

           Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies, Organization and
    Basis of Financial Statements

Nature of Operations and Organization

RAM Energy, Inc. (the "Company") operates exclusively in the upstream segment of the oil and gas industry with activities including the drilling, completion and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico. Additionally, the Company owns and operates an oil and gas gathering system and a saltwater disposal operation in north central Oklahoma (the "Gathering System"). The Gathering System purchases, transports and markets oil and gas production and disposes of salt water from properties owned by the Company and other oil and gas companies.

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

Effective December 1, 1996, the Company purchased the limited partner's interest in the Partnership for approximately $59 million. Funding for the transaction was obtained from borrowings under a credit agreement with a bank. Effective November 1, 1997, the Company acquired the remaining Partnership interest (of the special general partner) in exchange for the Company's $1.8 million note receivable from the special general partner and liquidated the Partnership into the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries, including, effective December 1, 1996, the accounts of the Partnership. All significant intercompany transactions, including transactions between the Company and the Partnership beginning December 1, 1996, have been eliminated.

Properties and Equipment

The Company and the Predecessor follow the full cost method of accounting for oil and gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and gas properties except in transactions which would substantially alter the amortization base of the capitalized costs.

With the exception of the plugging and abandonment obligation further described in Note 10, the Company does not believe that future costs related to dismantlement, site restoration, and abandonment costs, net of estimated salvage values, will have a significant effect on its results of operations or financial position because the salvage value of equipment and related facilities should approximate or exceed any future expenditures for dismantlement, restoration, or abandonment. The Company has not incurred any net expenditures for costs of this nature during the last two years.

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

The discounted future net revenues at December 31, 1998 include approximately $45.1 million related to undeveloped and nonproducing properties on which estimated capital expenditures of approximately $25.4 million will be required to develop and produce the reserves. Such amounts have been considered in the calculation of the ceiling amount at December 31, 1998. The funding for these projects is expected by the Company to be provided from cash flows from operations and borrowings under its bank credit facility (Note 4).

The Company assesses the recoverability of the book value of the Gathering System on a quarterly basis, or when events occur which indicate an impairment in value may exist. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment is recorded when the book value of the Gathering System is in excess of the expected future cash flows from the Gathering System. Accumulated depreciation related to the Gathering System is $1,625,000 at December 31, 1998.

Other property and equipment consists principally of furniture and equipment and leasehold improvements. Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations. Renewals and replacements which extend the useful life of property and equipment are treated as capital additions. Accumulated amortization and depreciation of Other property and equipment at December 31, 1997 and 1998 is $2,856,000 and $3,011,000, respectively.

Amortization and Depreciation

Amortization of oil and gas properties and equipment is computed based on the unit-of-production method using total proved reserves. Depreciation of gas gathering and disposal facilities is computed on a straight-line method over twenty years. Depreciation on other equipment is computed based on the double declining balance method over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is computed over the term of the associated lease. Amortization of deferred loan origination and debt issuance costs is computed based on the straight-line method over the term of the related debt.

Gas Balancing

The Company records oil and gas sales on the entitlement method, recognizing its net share of all production sold as revenue. Any amount received in excess of or less than the Company's revenue interest is recorded in the net gas balancing liability.

Cash Equivalents

All highly liquid unrestricted investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Credit and Market Risk

The Company sells oil and gas to various customers and participates with other parties in the drilling, completion and operation of oil and gas wells. Joint interest and oil and gas sales receivables related to these operations are generally unsecured. For the eleven months ended November 30, 1996 (Partnership) and the years ended December 31, 1996, 1997 and 1998, the provisions for doubtful accounts receivable were approximately none, $141,000, $91,000 and $30,000, respectively, while charge-offs of the allowance in those periods were approximately none, none, $23,000 and $111,000, respectively. The Company has established joint interest operations accounts receivable allowances which management believes are adequate for uncollectible amounts at December 31, 1997 and 1998.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1997 and 1998 exceeded the fair value by approximately $323,000 and $419,000, respectively, representing the amount the Company would be required to pay to terminate the contracts at such date. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 by approximately $37.4 million, based on quoted market prices.

Hedging Activities

The Company enters into interest rate swap and collar transactions to reduce its exposure to interest rate fluctuations. Gains and losses from these transactions which are designated as hedges are deferred and recognized in income as interest expense in the periods for which the interest rate was hedged.

The effectiveness of the hedge is measured by a correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If high correlation ceases to exist, hedge accounting will be terminated and gains or losses recorded in other income. To date, high correlation has been achieved.

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share," requires the disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common shareowners divided by the weighted average of common shares outstanding during the year. As the Company had no common stock equivalents in any of the periods presented, Diluted EPS and Basic EPS are the same.

Reclassification

Certain 1996 and 1997 amounts have been reclassified to conform with 1998 presentation.

2.  Acquisitions

As described in Note 1, the Company purchased the limited partner's interest in the Partnership for a net cash payment of approximately $59 million with proceeds from the Predecessor's credit agreement and has reflected this additional ownership under the purchase method of accounting in the accompanying consolidated financial statements beginning December 1, 1996.

The following pro forma data presents the results of the Company for the year ended December 31, 1996, as if the acquisition of the limited partner interest in the Partnership had occurred on January 1, 1996. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments to include the operating activity of the Partnership adjusted to reflect the Company's adjusted basis since acquisition and additional interest related to the acquisition and eliminates intercompany activity.

                                                 Pro Forma
                                                (Unaudited)
                                                -----------
                                                 Year ended
                                                December 31,
                                                   1996
                                                ------------
                                                (In Thousands,
                                                  Except Per
                                                Share Amount)

                Revenues                          $27,520
                                                  =======
                Net income                        $ 1,598
                                                  =======
                Net income per share                 $.59
                                                  =======

In August 1997, the Company purchased certain primarily producing oil and gas properties and equipment located principally in Oklahoma, Louisiana and Mississippi for $11.2 million (before closing adjustments). This transaction, which has been accounted for under the purchase method of accounting, was financed with borrowings under the Company's credit agreement.

On February 24, 1998, the Company acquired Carlton Resources Corporation ("Carlton") in a stock acquisition accounted for as a purchase, for approximately $41.6 million, net of defined working capital adjustments of $1,000,000. The operations of Carlton are included in the accompanying consolidated financial statements beginning March 1, 1998. The preliminary allocation (pending receipt of information regarding certain acquired assets) of the purchase price to the assets and liabilities acquired was as follows (in thousands):

Properties and equipment:
  Oil and gas properties                   $24,000
  Pipeline gathering systems                39,000
                                          --------
                                            63,000

Other assets and liabilities, net             (844)
Deferred income tax liability              (20,556)
                                          --------
Purchase price                             $41,600
                                          ========

The following unaudited pro forma results of operations gives effect to the acquisition as if consummated on January 1, 1997. The data reflects adjustments of the historical Carlton results for depreciation and amortization of the property and equipment acquired, adjustments of expenses resulting from contractual requirements of the acquisition agreement and incremental interest expense relating to the sale in February 1998 of the Company's Senior Notes (Note 4) used to finance the purchase and repay existing debt. The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma results of operations data does not purport to represent the results of operations which would have occurred had such transaction been consummated on January 1, 1997 or the Company's results of operations for any future date or period.

                                            Pro Forma (Unaudited)
                                           -----------------------
                                           Year ended December 31,
                                           1997               1998
                                           -----------------------
                                                 (In Thousands,
                                           Except Per Share Amounts)

Total operating revenues                   $40,188           $34,458

Net loss                                   $(4,598)          $(7,180)

Net loss per common share                   $(1.69)           $(2.63)

In August 1998, RVC Energy, Inc. ("RVC"), a Delaware corporation, was formed and concurrent with the formation, the Company invested $2.0 million in RVC in exchange for 49.5% of RVC's voting common stock and all of RVC's non-voting common stock. RVC is an unrestricted affiliate of the Company and will be accounted for under the equity method of accounting.

Concurrent with its formation, RVC acquired a one-half interest in the proved undeveloped properties of Ricks Exploration, Inc. located in south Texas ("Ricks" and the "Ricks Acquisition") and all of Ricks' proved developed producing oil and gas properties in the same field for $14.6 million in cash. On August 31, 1998, RVC acquired all of the outstanding common stock of Comet Petroleum, Inc. ("Comet") for $27.8 million in cash. RVC funded both acquisitions with equity contributed by its stockholders and borrowings under its credit facility which are non-recourse to its stockholders, including the Company. Summarized financial information for RVC as of December 31, 1998 and for the period from August 17, 1998 (inception) to December 31, 1998 is as follows (in thousands):

Current assets                                  $ 3,835
Oil and gas properties                          $47,636
Current liabilities                             $14,849
Long-term debt                                  $27,370
Deferred income taxes                           $ 7,295
Stockholders' equity                            $ 2,600
Operating revenues                              $ 2,795
Operating loss                                  $  (763)
Net loss                                        $(1,400)

On August 17, 1998, the Company completed a $6.5 million acquisition of the remaining one-half interest in the proved undeveloped oil and gas properties of Ricks.

The Company's acquisition of the Ricks properties and investment in RVC were funded through borrowings under the Company's Credit
Facility (Note 4).

3.  Related Party Transactions

The Partnership agreement under which the Company served as the managing general partner, provided for reimbursement of certain Partnership overhead costs to the Company. The management fee was computed monthly as a percentage of adjusted cumulative contributed capital, as defined, at the beginning of the month. The fee for the eleven-month period ended November 30, 1996 (the period prior to the acquisition of the limited partner interest described in Note
1) was $1,482,293. Additionally, for the eleven-month period ended November 30, 1996, technical personnel costs in the amount of $152,648 were charged to the Partnership and are included in consulting fees from related parties in the accompanying consolidated financial statements. During 1996, the Company served as operator on many of the wells of the Partnership. In connection with their services as operator on these wells, the Company charged the Partnership operator fees of $1,342,777 in 1996. Upon the Company's purchase of the limited partner's interest in the Partnership effective December 1, 1996, until the Partnership was dissolved, the operations of the Partnership have been consolidated in those of the Company and subsequent charges for the management fees, operator fees and technical personnel costs made by the Company to the Partnership have been eliminated through consolidating adjustments in the consolidated financial statements.

The Company acts as manager of RVC and operator of RVC's oil and gas properties. The Company receives monthly management fees of $50,000 and overhead reimbursements from RVC. During 1998, the Company received $225,000 in management fees from RVC which is reflected in other income in the accompanying consolidated statements of operations.

4.  Long-Term Debt

Long-term debt at December 31, consists of the following:

                                                     December 31,
                                                 1997            1998
                                                 --------------------
                                                    (In Thousands)

11-1/2% Senior Notes Due 2008 (A)                $      -    $106,517
Revolving note payable (B)                         55,000      25,000
Term note payable (B)                               7,000           -
Installment loan agreements                           225         222
                                                 --------------------
                                                   62,225     131,739
Less amount due within one year                        98         109
                                                 --------------------
                                                  $62,127    $131,630
                                                 ====================

(A) In February 1998, the Company completed the sale of $115 million of 11-1/2% Senior Notes ("Notes") Due 2008 in a public offering ("Offering"). The proceeds, net of offering costs of $5,008,720 and discount of $1,672,100 were used principally to pay the outstanding balance under its existing Credit Facility ("Credit Facility") and to acquire Carlton (Note 2).

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

     During the fourth quarter of 1998, the Company recognized an extraordinary after-tax gain (net of unamortized deferred offering and original issue discount costs and income taxes) of $1,140,698 or $.42 per share as a result of the repurchase of $7,040,000 face amount of the Notes. The Notes were purchased at 64% of the face amount, with accrued interest to the date of repurchase. The Company utilized borrowings under its revolving Credit Facility to purchase the Notes.

     At December 31, 1998, the balance of Senior Notes consisted of principal of $107,960,000, less unamortized issue discount of $1,443,246.

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

     The Credit Facility, as amended and restated, provides for a $50.0 million revolving commitment which is payable in full in February 2003. At December 31, 1998, $25 million is outstanding under the Credit Facility. Advances under the amended Credit Facility bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5% (7.75% on outstanding balance at December 31, 1998). The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. Amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, leaseholds, personal property and contract rights of the Company.

     The amount of credit available at any time under the amended and restated Credit Facility may not exceed the borrowing base which is $25.0 million as of December 31, 1998, and will be redetermined semi-annually. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets, and require the Company to maintain certain financial ratios. At December 31, 1998, the Company did not comply with certain financial ratios for which the Company received waivers from Union Bank on March 31, 1999.

     In addition, the credit agreement requires the Company to enter into certain interest rate swaps and collars to hedge the interest rate exposure associated with the credit agreement. Effective January 3, 1997, the Company entered into interest rate swaps to fix the interest rate on notional amounts of $20.0 million of the borrowings under the revolving commitment and entered into an interest rate collar to limit the interest rate on an additional notional amount of $10.0 million of the borrowings under the revolving commitment. In connection with the repayment of the outstanding balance on the Credit Facility in February 1998, the Company terminated the interest rate collar, and an interest rate swap with a notional amount of $10 million, for a total cash payment of $130,000. Such payment was expensed in the first quarter of 1998. At December 31, 1998, the Company has outstanding interest rate swaps on $10.0 million of borrowings outstanding.

Interest paid in the eleven-month period ended November 30, 1996
(Partnership) and in the years ended December 31, 1996, 1997 and 1998 totaled $563,789, $156,873, $5,163,996 and $8,508,010, respectively.

5.  Subsidiary Guarantors

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

                                             December 31,
                                                1998
                                             ------------
                                            (In Thousands)

Balance Sheet Data:
  Current assets                             $  2,878
  Property and equipment, net                $ 68,276
  Other assets                               $    363
  Current liabilities                        $  1,912
  Deferred income taxes                      $ 20,556

                                              Year ended
                                             December 31,
                                                1998
                                             ------------
                                            (In Thousands)

Operating Data:
  Operating revenues                         $ 10,997
  Operating expenses                            8,376
                                             --------
  Operating income                           $  2,621
                                             ========

Amounts presented related to operations have been limited to operating information as the Company has not allocated administrative, interest charges or income taxes to its subsidiaries. Amounts presented related to liabilities do not reflect debt and related accrued interest payable, unamortized debt issue cost, and unamortized issue discount as the debt and related balances are reflected at the Company level.

6.  Operating Leases

The Company leases office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2001. The leases provide that the Company pay insurance, taxes and maintenance related to the leased assets. Rent expense of none, $365,217, $308,799 and $429,025 was incurred under operating leases in the eleven months ended November 30, 1996 (Partnership) and the years ended December 31, 1996, 1997 and 1998, respectively.

Future minimum lease payments for operating leases at December 31, 1998 are as follows (in thousands):

1999                    $   546
2000                        534
2001                        177
                        -------
                        $ 1,257
                        =======

Future minimum sublease receipts due under noncancelable subleases as of December 31, 1998 are as follows (in thousands):

1999                    $   138
2000                        120
2001                         80
                        -------
                        $   338
                        =======

7.  Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. The plan allows eligible employees to contribute up to 17.5% of their annual compensation, not to exceed approximately $9,500 in 1998. The Company elected to make a discretionary contribution to the Plan of $100,000 in 1998 ($76,635 in 1996 and $88,000 in 1997).

8.  Capital Stock

In December 1997, the Company revised its authorized capital stock to consist of 15,000,000 shares of $.01 par value Common Stock and 5,000,000 shares of $.01 par value Preferred Stock.

Common Stock

In connection with the change in capital structure approved in December 1997 by the Board of Directors of the Company, the existing Class A common shares outstanding were split 27,000-for-1 into the newly approved $.01 Common Stock resulting in 2,727,000 shares outstanding at December 31, 1997. The effects of the stock split on the computations of net income (loss) per share have been reflected retroactively in the accompanying consolidated financial statements.

Pursuant to a Special Retainer Agreement effective July 1, 1998, the Board of Directors granted an outside counsel an option to purchase 50,000 shares of the Company's common stock. Pursuant to the terms of the Stock Option Agreement, 16,666 shares vest on August 1, 1998, 1999, and 2000, respectively, or become fully vested upon occurrence of certain specified events, and are exercisable through June 30, 2008. On March 5, 1999, the Board of Directors set the exercise price at $7.33, an amount which management believes approximates the per common share value of the Company at the grant date and December 31, 1998. Consequently, no compensation expense related to the grant has been recognized in the 1998 statement of operations.

Additionally, the Board of Directors approved the 1998 Stock
Incentive Plan and reserved 550,000 shares of Common Stock which may be granted under the plan. No grants have been made at December 31, 1998.

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

In connection with the change in capital structure, the Company called for redemption in November 1997 and December 1997, respectively, of the previously outstanding Series A and Series B noncumulative preferred shares for $10 per share or a total of $1,473,660 and reflected such redemptions, completed by February 1998, as an accrued liability and corresponding reduction in stockholders' equity at December 31, 1997.

9.  Income Taxes

Deferred income taxes of the Company reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                     1997               1998
                                                     -----------------------
                                                          (In Thousands)

Deferred tax assets
Financial depreciation in excess of tax depreciation  $   108       $     -
Financial charges which are deferred for tax purposes     157           127
Minimum and investment tax credit carryforwards             -           372
Net operating loss carryforwards                        2,742         8,846
                                                     -----------------------
Total deferred tax assets before valuation allowance    3,007         9,345
Less valuation allowance recognized                    (1,293)            -
                                                     -----------------------
  Net deferred tax assets                               1,714         9,345

Deferred tax liabilities
Intangible drilling costs capitalized for
 financial purposes and expensed for tax purposes       1,714         6,179
Financial bases in excess of tax bases on net
 assets of Carlton acquired                                 -        20,222
                                                     -----------------------
  Deferred tax liabilities                              1,714        26,401
                                                     -----------------------
Net deferred income taxes                             $     -       $17,056
                                                     =======================

The reconciliation of income taxes computed at the U.S. Federal statutory tax rates to the Company's income tax expense
(benefit) - based on income (loss) before income taxes and extraordinary item is as follows:

                                               Year ended December 31,
                                               1996     1997     1998
                                               -----------------------
                                                   (In Thousands)

Income tax (benefit) at statutory rate         $ 139    $(404)   $(4,129)
State income taxes                                16      (48)      (353)
Other                                              2       11        282
Change in valuation allowance recognized        (157)     441          -
                                               --------------------------
Income tax expense (benefit) - deferred        $   -    $   -    $(4,200)
                                               ==========================

At December 31, 1997, the Company has federal income tax net operating loss carryforwards of approximately $23 million which begin expiring in 2002.

The income or loss of the Predecessor for tax purposes has been included in the tax returns of the individual partners.
Consequently, no provision for income taxes has been reflected in the Predecessor's financial statements.

10.  Commitments and Contingencies

In November 1995, the Partnership entered into a letter of intent to sell an oil and gas property located in Louisiana state waters in Plaquemines Parish. The sale was completed in early 1996. The property included several currently uneconomical wells for which the Company estimates the plugging and abandonment ("P&A") obligation is approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, in 1995 the Partnership recorded a contingent liability of $600,000, which is included in the accompanying consolidated balance sheets.

The Company has established severance agreements for two senior officers and directors of the Company. These agreements provide for severance benefits to be paid upon involuntary separation as a result of actions taken by the Company or its successors. Benefits under the agreements are principally based upon length of service to the Company. The covered officers and directors are not entitled to these separation benefits upon voluntary separation, including retirement. At December 31, 1998, the severance benefits under these agreements were approximately $1.6 million. A provision for these benefits would not be made unless an involuntary termination was probable.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

11.  Fixed Price Contracts

The Company periodically enters into certain fixed price contracts to reduce its exposure to unfavorable changes in natural gas prices. These contracts allow the Company to predict with greater certainty the effective gas prices to be received from its hedged production. The Company had no contracts outstanding at December 31, 1997. At December 31, 1998, the Company had contracts to deliver 3,325,000 MMbtu and 540,000 MMbtu at average prices of $2.347 and $2.412 in 1999 and 2000, respectively. The Company has deferred gains of $390,000 and none at December 31, 1997 and 1998, respectively, related to the early termination of fixed price delivery contracts.

12.  Oil and Gas Producing Activities

Capitalized costs relating to crude oil and gas producing activities and related accumulated depreciation and amortization are summarized as follows:

                                                    December 31,
                                                1997            1998
                                               ----------------------
                                                   (In Thousands)
Proved crude oil and natural gas properties    $72,696       $119,697
Accumulated depreciation and amortization      (12,767)       (23,752)
                                               ----------------------
                                               $59,929       $ 95,945
                                               ======================

Costs incurred in oil and gas producing activities are as follows:

                                                                      Equity
                                                                   Interest in
                                                                   RVC Energy,
                             Predecessor        Company                Inc.
                             ------------ -----------------------  ------------
                             Eleven-month
                             period ended                          Year ended
                             November 30, Year ended December 31,  December 31,
                                 1996     1996     1997      1998      1998
                             --------------------------------------------------
                                          (In Thousands, Except Per Mcfe)
Acquisition of proved
 properties                   $     -   $59,834   $12,169   $30,907   $24,341
Development costs             $ 3,310   $    22   $ 6,085   $17,972   $   281
Amortization rate per
 equivalent Mcf                  $.52     $1.05      $.86      $.93      $.77

13.  Supplementary Oil and Gas Reserve Information (Unaudited)

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

Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

The information presented below regarding estimated proved reserves, and the related standardized measure of discounted future net cash flows and changes relating to the standardized measure of future net cash flows, is attributable to the properties owned by the Company since December 1, 1996 and by the Partnership prior to such date.

Net quantities of proved developed and undeveloped reserves of oil and gas, including condensate and natural gas liquids, are summarized as follows:

                                       Crude Oil       Natural Gas
                                       (Thousand         (Million
                                        Barrels)        Cubic Feet)
                                       ----------------------------
December 31, 1995                         3,333             68,920

Extensions and discoveries                  247             12,071
Sales of reserves in place                   (4)              (929)
Purchases of reserves in place              426              6,724
Revisions of previous estimates             866              3,445
Production                                 (586)            (7,346)
                                       -----------------------------
December 31, 1996                         4,282             82,885

Extensions and discoveries                  403             16,596
Sales of reserves in place                 (813)            (6,502)
Purchases of reserves in place              355              7,593
Revisions of previous estimates            (393)           (11,974)
Production                                 (467)            (6,686)
                                       -----------------------------
December 31, 1997                         3,367             81,912

Extensions and discoveries                  238              8,706
Sales of reserves in place                 (155)            (4,530)
Purchases of reserves in place              771             36,983
Revisions of previous estimates             (48)            (4,382)
Production                                 (520)            (8,795)
                                       -----------------------------
December 31, 1998                         3,653            109,894
                                       =============================

Proved developed reserves:
 December 31, 1995                        2,714             51,664
 December 31, 1996                        3,511             62,319
 December 31, 1997                        2,436             56,516
 December 31, 1998                        2,760             77,035

Equity interest in net proved reserves of
 RVC Energy, Inc.:
 December 31, 1998                          953             16,651


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

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                                 Equity
                                                               Interest in
                                                                   RVC
                                                               Energy, Inc.
                                                               ------------
                                         December 31,          December 31,
                                 1996       1997       1998       1998
                               ------------------------------   -----------
                                                (In Thousands)

Future cash inflows            $414,079   $284,955   $266,000   $ 43,045
Future production and
 development costs             (125,634)  (102,877)  (105,544)   (12,899)
Future income tax expenses      (86,515)   (43,757)      (727)    (3,323)
                               ------------------------------   -----------
Future net cash flows           201,930    138,321    159,729     26,823

10% annual discount for
 estimated timing of cash flows (89,274)   (58,883)   (75,498)   (12,484)
                               ------------------------------   -----------
Standardized measure of
 discounted future net
 cash flows                    $112,656   $ 79,438   $ 84,231    $14,339
                               ==============================   ===========

The following are the principal sources of change in the standardized measure of discounted future net cash flows of the Company for each of the three years ended December 31, 1998:

                                             1996       1997       1998
                                           -------------------------------
                                                   (In Thousands)

Discounted future net cash flows at
 beginning of year                         $ 53,653   $112,656   $ 79,438

Changes during the year:
  Sales and transfers of crude oil
   and natural gas produced, net of
   production costs                         (16,952)   (16,968)   (17,206)
  Net changes in prices and production
   costs                                     76,204    (47,943)   (37,978)
  Extensions and discoveries, less
   related costs                             13,510     15,139      3,757
  Development costs incurred and
   revisions                                  3,061      2,340     16,065
  Sales of reserves in place                   (712)   (12,857)    (2,762)
  Purchases of reserves in place                  -     11,307     24,583
  Revisions of previous quantity estimates    8,587    (16,670)    (5,917)
  Net change in income taxes                (38,007)    23,137     20,224
  Accretion of discount                       6,391     16,092     10,456
  Other                                       6,921     (6,795)    (6,429)
                                           --------------------------------
  Net change                                 59,003    (33,218)     4,793
                                           --------------------------------
  Discounted future net cash flows at end
   of year                                 $112,656   $ 79,438   $ 84,231
                                           ================================

Prices used in computing these calculations of future cash flows from estimated future production of proved reserves were $23.89, $16.17 and $8.95 per barrel of crude oil at December 31, 1996, 1997 and 1998, respectively, and $3.79, $2.81 and $2.12 per thousand cubic feet of natural gas at December 31, 1996, 1997 and 1998, respectively.

Item 9 Changes and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                             PART III

Item 10   Directors and Executive Officers of the Registrant

          The following table sets forth names, ages and titles of the directors and executive officers of the Company.

     Name                   Age        Position
     ----                   ---        --------

William W. Talley II, Ph.D.  56   Chairman of the Board of Directors

Larry E. Lee                 50   President and Chief Executive Officer and
                                  Director

M. Helen Bennett(1)(2)       51   Director

Gerald R. Marshall(1)(2)     65   Director

John M. Reardon(1)(2)        57   Director

Larry G. Rampey              54   Senior Vice President - Operations

John M. Longmire             56   Senior Vice President and Chief Financial
                                  Officer, Treasurer and Secretary

Drake N. Smiley              51   Senior Vice President - Land, Legal and
                                  Business Development
______________

(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

     William W. Talley II, Ph.D. has been Chairman of the Board and a director of the Company since its incorporation in 1987 and was Chief Executive Officer from 1987 to 1989 and from 1992 to
October 31, 1997. Dr. Talley served as the Society of Petroleum Engineers' Distinguished Lecturer on natural gas marketing and pricing in 1987 and 1988 and was Vice President and director of the Independent Petroleum Association of America in 1987. Dr. Talley has been an officer and a principal of the RAM Group, Ltd., an energy and management consulting firm, since 1974. He is a registered professional engineer.

     Larry E. Lee has been President and a director of the Company since its incorporation in 1987. Mr. Lee served as its Chief Executive Officer from 1989 to 1992 and has served in such capacity since November 1, 1997. Mr. Lee is a member of the Oklahoma Independent Petroleum Association and of the Independent Petroleum Association of America. He served as a director of the Independent Petroleum Association of America from 1990 to 1992. Mr. Lee has been an officer and a principal of the RAM Group, Ltd. since 1984.

     M. Helen Bennett has been a director of the Company since 1992 and was a Vice President of the Company from December 1996 until November 30, 1997. Mrs. Bennett has been a limited partner of Goldman, Sachs & Co., an investment banking firm, since May 1992. From 1980 until 1986, Mrs. Bennett served in several executive capacities with Time, Incorporated, including as General Manager of Fortune magazine from 1984 to 1986. From 1973 until 1980, she was employed by McKinsey & Company.

     Gerald R. Marshall became a director of the Company in December 1997. Since October 1996, Mr. Marshall has served as Vice Chairman of the Midland Group, an Oklahoma-based financial services organization. Since December 1993, Mr. Marshall has served as President and Chief Executive Officer of Midland Asset Management Co., an asset management and financial consulting firm. He has served as Chairman and Chief Executive Officer of RAM Management Associates, Inc., a management contractor for the Resolution Trust Corporation, since March 1990.

     John M. Reardon became a director of the Company in December 1997 and served as an adviser to the Company's Board of Directors from August 1994 until December 1997. Mr. Reardon has been President and Chief Executive Officer of Valencia Bank & Trust (formerly Valencia National Bank), of Santa Clarita, California, since August 1994. From 1991 to August 1994, he was Senior Vice President of RAMCO Oil & Gas, Inc., a former subsidiary of the Company, and of RAM Management Associates, Inc. From 1987 to 1991, Mr. Reardon was a Senior Vice President of Wells Fargo Bank.

     Larry G. Rampey became a Senior Vice President of the Company in December 1997 and had been a Vice President of the Company since 1989. From 1972 to 1989, Mr. Rampey held the positions of Vice President of International Operations, Vice President of Domestic Operations and staff engineer for Reading & Bates Petroleum Co.

     John M. Longmire became a Senior Vice President of the Company in December 1997 and had been a Vice President of the Company since 1994. Mr. Longmire has been Chief Financial Officer, Treasurer and Secretary of the Company since August 1994 and was its Controller from 1990 to February 1994. Previously, he held various financial management positions with Texas International Company, Amarex, Inc. and Union Oil Company of California. Mr. Longmire is a Certified Public Accountant.

     Drake N. Smiley became a Senior Vice President of the Company in December 1997 and had been a Vice President of the Company since February 1997. Mr. Smiley was Vice President - Land and Legal of the Company from 1989 to 1994. From 1994 until he rejoined the Company in 1997, Mr. Smiley served as Vice President - Land of Continental Resources, Inc., an independent oil and gas company. From 1980 to 1989, he was employed by Reading & Bates Petroleum Co., serving as Manager of Land. Mr. Smiley is a member of the Oklahoma and Tulsa County Bar Associations.

     The directors are divided into three classes, with each class having as equal a number of directors as practicable. The directors are elected on a staggered basis for three-year terms. One class stands for re-election at each annual meeting of stockholders. The Company's executive officers serve at the discretion of the Board of Directors. The terms of Mr. Lee and Mr. Marshall will expire in 1999, and the terms of Mrs. Bennett and Mr. Reardon will expire in 2000, and Dr. Talley's term will expire in 2001.

     Dr. Talley and Mr. Lee beneficially own and were formerly executive officers of Jobs for St. Landry Parish, Inc., d/b/a Standard Fittings Company ("Standard Fittings"), a manufacturer of pipe fittings. Standard Fittings filed a petition pursuant to Chapter 11 of the U.S. Bankruptcy Code in January 1997 in the U.S. Bankruptcy Court for the Western District of Louisiana. The Chapter 11 proceeding was dismissed in June 1997.

Executive Compensation

     The following table sets forth for 1998 the cash compensation of (i) the Company's chief executive officer and (ii) each other person who was an executive officer as of December 31, 1998 (together with the Company's chief executive officer, the "Named Executive Officers"). As described below, the Company has a severance agreement with Dr. Talley and an employment agreement with Mr. Lee. See " Employment and Severance Agreements."

                                       Summary Compensation Table
                                                                          Securities
                                 Annual Compensation        Other Annual  Underlying     All Other
                              --------------------------    Compensation Options (# of  Compensation
Name and Principal Position   Year     Salary      Bonus        <F1>      Shares)<F2>     ($) <F3>
---------------------------   ----     ------      -----    ------------ -------------  ------------

William W. Talley II, Ph.D.   1998   $240,000   $150,000                                  $7,296
Chairman of the Board<F4>     1997    540,860     81,470          -          -             7,296
                              1996    441,336    276,889                                   9,000

Larry E. Lee                  1998    295,000    300,000                                   7,296
President and Chief Executive 1997    540,860     98,455          -          -             7,296
 Officer<F5>                  1996    418,014    310,758

M. Helen Bennett              1998     30,000          -                                       0
Vice President<F6>            1997    372,660     46,897          -          -                 0
                              1996    315,720    202,380                                       0

Larry G. Rampey               1998    150,000     50,000                     -             6,900
Senior Vice President         1997    130,000     15,416          -                        6,900
                              1996    114,000     30,288                                   3,600

John M. Longmire              1998    140,000     60,000                     -
Senior Vice President, Chief  1997    120,000     15,000          -                        7,296
Financial Officer, Treasurer  1996    108,000     30,115                                   6,930
and Secretary

Drake M. Smiley               1998    130,000     40,000                                       -
Senior Vice President         1997     97,519      9,584                                  39,142
                              1996          -          -                                       -
__________________

<F1> Personal benefits provided by the Company did not exceed the lesser of
     $50,000 or 10% of total annual salary and bonus for any Named Executive Officer. No other annual compensation was paid.

<F2> No options have been granted to, or are outstanding and held by, the named
     Executive Officers.

<F3> Except for Mr. Smiley, the amounts specified represent matching contribu-
     tions made by the Company to the account of the executive officer under the Company's 401(k) Profit Sharing Plan. The amount specified for Mr. Smiley represents relocation expenses paid by the Company.

<F4> Dr. Talley was Chief Executive Officer until October 31, 1997. Director fees of $289,380 in 1996 and $180,860 in 1997 are included as salary.

<F5> Mr. Lee was appointed Chief Executive Officer effective November 1, 1997.
     Director fees of $289,380 in 1996 and $180,860 in 1997 are included as salary.

<F6> Mrs. Bennett was Vice President until November 30, 1997. Director fees of
     $289,380 in 1996, $168,660 in 1997 and $30,000 in 1998 are included as salary.

Directors' Compensation

     Each director received $289,380 in 1996. Dr. Talley and Mr. Lee received $180,860 in 1997, and Mrs. Bennett received $168,660 in 1997 for serving as directors. In 1999, the annual fee to be paid to each non-employee director will be $24,000 plus $1,000 for each meeting attended. Directors who are also employees of the Company will not receive annual directors fees. Directors are also reimbursed for travel and other expenses.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of the Company determines the compensation of the Company's executive officers. During fiscal year 1998, the members of the Compensation Committee were M. Helen Bennett, Gerald R. Marshall and John M. Reardon, all of whom are members of the Company's Board of Directors.

Employment and Severance Agreements

     The Company is a party to a Special Severance Agreement with Dr. Talley which continues until Dr. Talley ceases to be Chairman of the Board of the Company. During the existence of this agreement, Dr. Talley will receive an annual base salary of at least $240,000 and a bonus as determined by the Board. The term of the agreement ends upon Dr. Talley's death, disability or voluntary resignation, and may be terminated by the Company for cause. Upon Dr. Talley's death, his representatives or, upon his disability, Dr. Talley, will receive accrued but unpaid salary, bonus and benefits, a pro rata share of any bonus paid for the preceding year, one year's salary and an amount equal to the highest bonus paid to him during the term of the agreement. In the event of Dr. Talley's disability, he will continue to be entitled to receive benefits for the remainder of the agreement. If Dr. Talley ceases to be Chairman of the Board other than by reason of death, disability, for cause or by voluntary resignation, he is entitled to receive his accrued but unpaid salary and benefits, an amount equal to a pro rata share of any bonus paid for the immediately preceding year, plus an amount equal to three times his base salary.

     The Company has an employment agreement with Mr. Lee for an initial term expiring in December 2000, subject to annual extensions of one year, at an annual salary of at least $295,000 and an annual bonus to be determined by the Board. Under this agreement, Mr. Lee's employment may be terminated by the Company for death or disability, or for cause, and by Mr. Lee for good reason. Upon Mr. Lee's death, his representatives or, upon his disability, Mr. Lee, will receive accrued but unpaid salary, bonus and benefits, a pro rata share of any bonus paid for the immediately preceding year, one year's salary and an amount equal to the highest bonus paid to him during the term of the agreement. In the event of Mr. Lee's disability, he will continue to be entitled to receive benefits for the remainder of the agreement. If Mr. Lee ceases to be an employee other than by reason of death, disability, for cause or by voluntary resignation, he is entitled to receive his accrued but unpaid salary and benefits, an amount equal to a pro rata share of any bonus paid for the immediately preceding year, plus an amount equal to three times his base salary.

     The Company has employment and severance agreements with Messrs. Longmire, Rampey and Smiley. Each of these agreements expires December 31, 1999. Under the terms of each agreement, the officer's employment may be terminated by the Company at any time for good cause, or for any other reason upon two weeks prior notice, subject to certain severance payments.

Stock Incentive Plan

     The Company's 1998 Stock Incentive Plan (the "Plan") authorizes the grant of nonqualified stock options, incentive stock options and restricted stock awards to employees and non-employee directors. The purpose of the Plan is to create incentives designed to motivate employees of the Company, and any present or future parent or subsidiary, and directors of the Company to exert maximum efforts toward the success and growth of the Company and to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company's success. The Plan is administered by the Compensation Committee of the Board of Directors; however, awards under the Plan to members of the Compensation Committee are made by the full Board (whether the Compensation Committee or the Board, the "Committee").

     The maximum number of shares of Common Stock for which options and restricted stock awards may be granted under the Plan is 550,000, subject to adjustment in the event of any stock dividend, stock split, recapitalization or reorganization or certain business combinations. Shares subject to previously expired or terminated options or other forfeited awards which did not result in the issuance of shares become available again for awards under the Plan. The shares to be issued under the Plan may be newly issued shares, treasury shares or shares acquired privately or by open-market purchases. The number of shares and other terms of each grant are determined by the Committee; provided that the shares subject to stock options granted under the Plan and the shares of restricted stock awarded under the Plan in any year to any participant may not exceed an aggregate of 25,000. Awards under the Plan may, in the discretion of the Committee, provide for immediate vesting upon a change of control (as defined in the Plan).

     The price payable upon the exercise of both incentive and nonqualified stock options may not be less than 100% of the fair market value of the Common Stock at the time of grant or, in the case of an incentive stock option granted to an employee owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (a "10% Shareholder"), 110% of the fair market value of the Common Stock on the date of grant. Incentive stock options may be granted only to employees, and the aggregate exercise price of all incentive stock options under all Company plans becoming exercisable for the first time by an employee during any calendar year may not exceed $100,000. Each option granted under the Plan will expire on the date specified by the Committee, but, with respect to incentive stock options, not more than ten years from the date of grant or, in the case of a 10% Shareholder, not more than five years from the date of grant. Unless the Committee otherwise provides, a stock option will terminate three months (one year in the event of an optionee's disability or three years in the event of an optionee's death) after the optionee's termination of employment or termination as a director. In no event, however, will an option be exercisable after its expiration date. The Committee has the power to accelerate the vesting of options not exercisable on the optionee's termination date. The exercise price of an option granted under the Plan may be paid in cash, shares of Common Stock having a fair market value equal to the exercise price (either shares then owned by the optionee or to be issued upon exercise of the option) or a combination of cash and Common Stock. In addition, an optionee may utilize a broker to effect a contemporaneous sale of sufficient shares subject to the option to pay the exercise price by following the procedure set forth in the Plan.

     Restricted stock awards will be subject to such terms, conditions, restrictions and/or limitations as the Committee deems appropriate including, but not limited to, restrictions on transferability and continued employment (or service as a director in the case of non-employee directors).

     Outstanding options become nonforfeitable and exercisable in full immediately prior to the liquidation or dissolution of the Company or the merger or consolidation of the Company or sale of all or substantially all of the Company's assets if provision is not made in such transaction for the assumption by the acquiror of outstanding unvested options granted under the Plan or the substitution of new options therefor. Unexercised outstanding options will terminate upon the consummation of the dissolution or liquidation of the Company or such merger, consolidation or sale of assets.

     The Plan may be terminated or amended by the Board of Directors at any time, subject to stockholder approval in the case of amendments to increase the aggregate number of shares of Common Stock subject to the Plan or to permit options with below-market exercise prices. If not earlier terminated, the Plan expires in 2008.

     No stock options or restricted stock awards have yet been granted to officers or directors under the Plan.

Officer and Director Liability

     As permitted by the provisions of the Delaware General Corporation Law, the Company's Certificate of Incorporation, eliminates in certain circumstances the monetary liability of directors of the Company for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director for:

o a breach of the director's duty of loyalty to the Company or its stockholders,

o acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

o    liability arising under Section 174 of the Delaware General
     Corporation Law (relating to the declaration of dividends and purchase or redemption of shares in violation of the Delaware General Corporation Law) or

o any transaction from which the director derived an improper personal benefit.

     In addition, these provisions do not eliminate the liability of a director for violations of federal securities law, nor do they limit the rights of the Company or its stockholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief. Such remedies may not be effective in all cases.

     The Certificate and the Bylaws provide that the Company shall indemnify all of its directors and officers to the full extent permitted by the Delaware General Corporation Law. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Company. The Certificate, Bylaws and the Delaware General Corporation Law further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, any agreement, vote of stockholders or disinterested directors or otherwise.

     The Company has entered into indemnity agreements with each of its directors and executive officers. Under each indemnity agreement, the Company will pay on behalf of the indemnitee, and the indemnitee's executors, administrators and heirs, any amount which he or she is or becomes legally obligated to pay because of:

o any claim or claims from time to time threatened or made against him or her by any person because of any act or omission or neglect or breach of duty, including any actual or alleged error or misstatement or misleading statement, which he or she commits or suffers while acting in his or her capacity as a director and/or officer of the Company or an affiliate or

o being a party, or being threatened to be made a party, to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was an officer, director, employee or agent of the Company or an affiliate or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

o The payments which the Company will be obligated to make pursuant to such indemnity agreement include damages, charges, judgments, fines, penalties, settlements and court costs, costs of investigation and costs of defense of legal, equitable or criminal actions, claims or proceedings and appeals therefrom, and costs of attachment, supersedeas, bail, surety or other bonds. The Company also intends to provide liability insurance for each of its directors and executive officers.

Item 12   Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31,
1998 by:

o    each director of the Company who owns Common Stock,

o    each Named Executive Officer who owns Common Stock,

o each person known or believed by the Company to own beneficially 5% or more of the Common Stock, and

o all directors and executive officers as a group, and as adjusted to give effect to the Offering.

     Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                Shares of
                                                 Common            Ownership
Name of Beneficial Owner                          Stock           Percentage
------------------------                        ---------         ----------

William W. Talley II, Ph.D. (1)(2)(3)           675,000             24.75%
9400 N. Broadway Extension
Oklahoma City, Oklahoma 73114

Larry E. Lee (1)(2)                             675,000             24.75
5100 E. Skelly Drive
Suite 650
Tulsa, Oklahoma 74135

M. Helen Bennett (1)(4)                         675,000             24.75
3333 Hagen Road
Napa, California 94558

William S. Price                                702,000             25.74
2002 East 46th Street
Tulsa, Oklahoma 74105

All executive officers and directors          2,025,000             74.26
  as a group (8 persons)
___________________

(1)  Director

(2)  Named Executive Officer

(3) Such shares are held in a trust as to which Dr. Talley has sole voting and dispositive power.

(4) Such shares are held in a trust as to which Mrs. Bennett has sole voting and dispositive power.

Item 13   Certain Relationships and Related Transactions

     The Company completed the redemption of all of its Series B Preferred Stock in February 1998. The Series B Preferred Stock was issued in 1987 and 1988 for $10.00 per share. Dr. Talley, Mr. Lee, Mrs. Bennett and Mr. Price beneficially owned in equal amounts all of the issued and outstanding shares of Series B Preferred Stock. The redemption price for each share of Series B Preferred Stock was $10.00 per share, resulting in the payment of $174,130 to each holder, for an aggregate redemption price of $696,520.

     From May through November 1997, the Company employed William
S. Price, a principal stockholder of the Company, as a consultant to assist it in identifying acquisition opportunities. Mr. Price received $15,000 per month, or an aggregate of $105,000, pursuant to this consulting agreement.

                             PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)  (1)  The following financial statements of RAM Energy,
               Inc. are included in Item 8:

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1997 and
          1998.

          Consolidated Statements of Operations of the Company for the years ended December 31, 1996, 1997 and 1998 and of its Predecessor for the Eleven-Month Period Ended
          November 30, 1996.

          Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 1996, 1997, and 1998.

          Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1996, 1997 and 1998 and of its Predecessor for the Eleven-Month Period Ended
          November 30, 1996.

          Notes to Consolidated Financial Statements

          (2)  Not applicable

          (3)  Exhibits

Exhibit
No.       Description of Exhibit
-------   ----------------------

2         Stock Purchase Agreement dated December 16, 1997 Among
          Rolf N. Hufnagel and Robert E. Davis, Jr. and the Company with respect to the Carlton Acquisition (1)

3.1       Company's Amended and Restated Certificate of
          Incorporation (1)

3.2       Company's Amended and Restated Bylaws (1)

4.1 Indenture dated as of February 24, 1998 among the Company, as issuer, RB Operating Company and RCP Gulf States, L.L.C., as Subsidiary Guarantors, and United States Trust Company of New York, as trustee (1)

4.2       Form of 11-1/2% Senior Notes due 2008 (included in
          Exhibit 4.1) (1)

4.3 Supplemental Indenture entered into February 24, 1998 by the Registrant, the Subsidiary Guarantors, the Additional Guarantors and United States Trust Company of New York, as Trustee (2)

10.1      Sale and Purchase Agreement by and between Quarles
          Drilling Corporation and RAMCO-NYL 1987 Limited
          Partnership dated as of June 16, 1997 (1)

10.2      Sale and Purchase Agreement by and among RAMCO-NYL 1987
          Limited Partnership and RB Operating Company, and Wynn-Crosby
          1996, Ltd., Wildcard Oil & Gas Company, Wynn-Crosby (Texas),
          L.L.C. and Providence Energy Corp. dated as of February 13, 1997 (1)

10.4      RAM Energy 1998 Stock Incentive Plan* (1)

10.5      Special Severance Agreement by and between William W.
          Talley II and the Company dated as of December 1, 1997* (1)

10.6 Employment Agreement by and between Larry E. Lee and the Company dated as of December 1, 1997* (1)

10.7      Employment and Severance Agreement by and between John
          Longmire and the Company dated as of February 24, 1999* (3)

10.7.1    Employment and Severance Agreement by and between Larry
          Rampey and the Company dated as of February 24, 1999* (3)

10.7.2    Employment and Severance Agreement by and between Drake
          Smiley and the Company dated as of February 24, 1999* (3)

10.7.3 Employment Agreement by and between John Longmire and the Company dated as of December 8, 1997* (1)

10.7.4 Employment Agreement by and between Larry Rampey and the Company dated as of December 8, 1997* (1)

10.7.5 Employment Agreement by and between Drake Smiley and the Company dated as of December 8, 1997* (1)

10.8      Form of the Company's Indemnity Agreement* (1)

10.9      Amended and Restated Credit Agreement among RAMCO
          Operating Company, as Borrower, the Banks named in the Credit Agreement and Union Bank of California, N.A. as
          Agent dated December 12, 1997 (the "Credit Agreement") (1)

10.10     Form of Amended and Restated Revolving Note under the
          Credit Agreement (included in Exhibit 10.9) (1)

10.11     Form of Amended and Restated Term Note under the Credit
          Agreement (included in Exhibit 10.9) (1)

10.12 Second Amended and Restated Credit Agreement among the Company, as Borrower, the Financial Institutions named in the Credit Agreement and Union Bank of California, N.A., as Agent dated February 3, 1998 (the "Second Amended Credit Agreement") (1)

10.13 Form of Second Amended and Restated Revolving Note under the Second Amended Credit Agreement (included in Exhibit 10.12) (1)

10.14 Form of Promissory Note issued in redemption of Company's Series B Preferred Stock (1)

21        Subsidiaries of the Company (3)

27        Financial Data Schedule (3)

---------------

*    Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-42641) and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K filed on March 10, 1998, as the exhibit number 4.2.

(3)  Filed herewith.


     (b)  No report on Form 8-K was filed by RAM Energy, Inc.
          during the quarter ended December 31, 1998.

                            SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 7, 1999                 RAM ENERGY, INC.


                              By LARRY E. LEE
                                 Larry E. Lee
                                 President and Chief Executive
                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


Signatures                       Title                         Date

WILLIAM W. TALLEY
William W. Talley, II, Ph.D. Chairman of the Board         April 7, 1999

LARRY E. LEE
Larry E. Lee                 President and Chief Executive April 7, 1999
                             Officer (principal executive
                             officer)

JOHN M. LONGMIRE
John M. Longmire             Senior Vice President and     April 7, 1999
                             Chief Financial Officer
                             (principal financial officer
                             and principal accounting
                             officer), Treasurer and
                             Secretary

M. HELEN BENNETT
M. Helen Bennett             Director                      April 7, 1999

GERALD R. MARSHALL
Gerald R. Marshall           Director                      April 7, 1999

JOHN M. REARDON
John M. Reardon              Director                      April 7, 1999


     Supplemental Information to be Furnished With Reports Pursuant to Section 15(d) of the Act by Registrants Which have Not
Registered Securities Pursuant to Section 12 of the Act.

     The Company has not sent, and does not intend to send, an annual report to security holders covering its last fiscal year, nor has the Company sent a proxy statement, form of proxy or other proxy soliciting material to its security holders with respect to any annual meeting of security holders.

                          EXHIBIT INDEX

Exhibit
No.         Description                 Method of Filing
--------    -----------                 ----------------

2      Stock Purchase Agreement dated   Incorporated herein by
       December 16, 1997 Among Rolf     reference
       N. Hufnagel and Robert E.
       Davis, Jr. and the Company with
       respect to the Carlton Acquisi-
       tion

3.1    Company's Amended and Restated   Incorporated herein by
       Certificate of Incorporation     reference

3.2    Company's Amended and Restated   Incorporated herein by
       Bylaws                           reference

4.1    Indenture dated as of February   Incorporated herein by
       24, 1998 among the Company, as   reference
       issuer, RB Operating Company and
       RCP Gulf States, L.L.C., as
       Subsidiary Guarantors, and
       United States Trust Company of
       New York, as trustee

4.2    Form of 11-1/2% Senior Notes due Incorporated herein by
       2008 (included in Exhibit 4.1)   reference

4.3    Supplemental Indenture entered   Incorporated herein by
       into February 24, 1998 by the    reference
       Registrant, the Subsidiary
       Guarantors, the Additional
       Guarantors and United States
       Trust Company of New York, as
       Trustee

10.1   Sale and Purchase Agreement by   Incorporated herein by
       and between Quarles Drilling     reference
       Corporation and RAMCO-NYL 1987
       Limited Partnership dated as of
       June 16, 1997

10.2   Sale and Purchase Agreement by   Incorporated herein by
       and among RAMCO-NYL 1987 Limited reference
       Partnership and RB Operating
       Company, and Wynn-Crosby 1996,
       Ltd., Wildcard Oil & Gas Company,
       Wynn-Crosby (Texas), L.L.C. and
       Providence Energy Corp. dated as
       of February 13, 1997


10.4   RAM Energy 1998 Stock Incentive  Incorporated herein by
       Plan                             reference

10.5   Special Severance Agreement by   Incorporated herein by
       and between William W. Talley II reference and the Company dated as of December 1, 1997

10.6   Employment Agreement by and      Incorporated herein by
       between Larry E. Lee and the     reference
       Company dated as of December 1,
       1997

10.7   Employment and Severance Agree-  Filed herewith
       ment by and between John         electronically
       Longmire and the Company dated
       as of February 24, 1999

10.7.1 Employment and Severance Agree-  Filed herewith
       ment by and between Larry        electronically
       Rampey and the Company dated
       as of February 24, 1999

10.7.2 Employment and Severance Agree-  Filed herewith
       ment by and between Drake        electronically
       Smiley and the Company dated
       as of February 24, 1999

10.7.3 Employment Agreement by and      Incorporated herein by
       between John Longmire and the    reference
       Company dated as of December 8,
       1997

10.7.4 Employment Agreement by and      Incorporated herein by
       between Larry Rampey and the     reference
       Company dated as of December
       8, 1997

10.7.5 Employment Agreement by and      Incorporated herein by
       between Drake Smiley and the     reference
       Company dated as of December
       8, 1997

10.8   Form of the Company's Indemnity  Incorporated herein by
       Agreement                        reference

10.9   Amended and Restated Credit      Incorporated herein by
       Agreement among RAMCO Operating  reference
       Company, as Borrower, the
       Banks named in the Credit
       Agreement and Union Bank of
       California, N.A. as Agent dated
       December 12, 1997 (the "Credit
       Agreement")

10.10  Form of Amended and Restated     Incorporated herein by
       Revolving Note under the Credit  reference
       Agreement (included in Exhibit
       10.9)

10.11  Form of Amended and Restated     Incorporated herein by
       Term Note under the Credit       reference
       Agreement (included in Exhibit
       10.9)

10.12  Second Amended and Restated      Incorporated herein by
       Credit Agreement among the       reference
       Company, as Borrower, the
       Financial Institutions named
       in the Credit Agreement and
       Union Bank of California, N.A.,
       as Agent dated February 3,
       1998 (the "Second Amended
       Credit Agreement")

10.13  Form of Second Amended and       Incorporated herein by
       Restated Revolving Note under    reference
       the Second Amended Credit
       Agreement (included in Exhibit
       10.12)

10.14  Form of Promissory Note issued   Incorporated herein by
       in redemption of Company's       reference
       Series B Preferred Stock

21     Subsidiaries of the Company      Filed herewith
                                        electronically

27     Financial Data Schedule          Filed herewith
                                        electronically