Form 10-Q/A
period 1998-06-30
RAM ENERGY INC/OK
filed 1999-04-30
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A


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

SIGNATURES

In preparing its 1998 Form 10-K, the Company discovered that its price computations and, to a lesser extent, estimated volumes of gas and natural gas liquids, used in this 10-Q as originally filed were incorrectly calculated. The Company also attempted to change existing gas contracts to "keep whole" on a BTU basis from "percentage of proceeds" for natural gas liquids, which resulted in incorrect price computations under its forward delivery contracts.

The Company has elected to report natural gas liquid quantities and revenues with oil rather than with gas. This equates the Company's "pure natural gas" price per Mcf (approximately the same as per MMbtu price) with recognized industry indexes, and does not significantly distort its realized well-head price for oil on a per barrel basis.

PART I.  FINANCIAL INFORMATION

Item 1.

                               RAM ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                                                                  RESTATED
                                                             DECEMBER 31,          JUNE 30,
                                                                 1997                1998
                                                             -----------        -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                 $  1,248,421         $  10,477,852
 Accounts receivable:
  Oil and gas sales                                           4,161,392             4,401,646
  Joint interest operations, net of allowance for doubtful
   accounts of $438,819 in 1997 and $229,145 in 1998            986,571             1,742,027
  Related parties                                                10,000                71,000
  Other                                                          23,841                21,123
 Prepaid expenses and deposits                                  365,649             1,101,360
                                                           ------------         -------------
Total current assets                                          6,795,874            17,815,008
Properties and equipment, at cost:
  Oil and gas properties and equipment,
    based on full cost accounting                            72,696,425           105,163,992
  Gathering and disposal systems                                      -            39,003,000
  Other property and equipment                                3,499,840             3,637,691
                                                           ------------         -------------
                                                             76,196,265           147,804,683
  Less accumulated amortization and depreciation             15,622,566            21,421,978
                                                           ------------         -------------
Net properties and equipment                                 60,573,699           126,382,705
Other assets:
  Deferred loan costs, net of accumulated amortization of
   $356,889 in 1997 and $531,512 in 1998                      1,290,299             1,227,004
  Deferred offering costs, net of accumulated amortization
   of none in 1997 and $167,736 in 1998                         733,602             4,840,532
  Other                                                         333,895             1,306,121
                                                           ------------         -------------
Total assets                                                $69,727,369          $151,571,370
                                                           ============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable:
    Trade                                                   $ 3,934,822         $   6,281,079
    Oil and gas proceeds due others                           3,032,659             3,587,916
  Accrued liabilities:
    Compensation                                                179,600               120,600
    Interest                                                    379,612             4,701,140
    Other                                                       270,000               270,000
    Preferred stock redemption                                1,473,660                     -
  Long-term debt due within one year (Note 3)                    97,723               114,758
                                                           ------------         -------------
Total current liabilities                                     9,368,076            15,075,493

Gas balancing liability not expected to be settled
 within one year                                                491,237               310,238
Long-term debt due after one year (Note 3)                   62,127,442           123,526,121
Deferred income taxes                                                 -            18,952,000
Other noncurrent liabilities                                  1,123,602               441,687
Commitments and contingencies                                   600,000               758,000

Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; authorized-5,000,000
   shares; none issued                                                -                     -
  Common stock, $.01 par value; authorized-15,000,000
   shares; issued and outstanding-2,727,000 shares               27,270                27,270
  Paid-in capital                                                16,074                16,074
  Accumulated deficit                                        (4,026,332)           (7,535,513)
                                                            -----------         -------------
Stockholders' equity (deficiency)                            (3,982,988)           (7,492,169)
                                                            -----------         -------------
Total liabilities and stockholders' equity (deficiency)     $69,727,369          $151,571,370
                                                            ===========         =============

SEE ACCOMPANYING NOTES.

                                          RAM ENERGY, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                                                   RESTATED                              RESTATED
                                                  1997               1998               1997               1998
                                                  ----               ----               ----               ----
Operating revenues:
  Oil and gas sales                           $4,427,725         $ 6,500,749        $11,524,537        $12,595,889
  Gathering systems                                    -           1,695,000                  -          2,361,000
  Other                                           25,000              24,570             42,000             84,447
                                              ----------         -----------        -----------        -----------
Total operating revenues                       4,452,725           8,220,319         11,566,537         15,041,336
Operating expenses:
  Oil and gas production expenses              1,458,401           2,437,567          3,119,682          4,280,965
  Oil and gas purchases                                -           1,166,000                  -          1,613,000
  Gathering system operations                          -             153,000                  -            190,000
  Amortization and depreciation                1,627,928           3,435,367          3,469,039          6,089,339
  General and administrative, overhead and
   other expenses, net of operator's overhead
   fees to unrelated interests                   976,833             913,359          1,747,185          2,021,868
                                              ----------         -----------        -----------        -----------
Total operating expenses                       4,063,162           8,105,293          8,335,906         14,195,172
                                              ----------         -----------        -----------        -----------
Operating income                                 389,563             115,026          3,230,631            846,164
Other income (expense):
  Interest expense                            (1,138,199)         (3,749,590)        (2,430,568)        (6,131,462)
  Interest income                                  4,296             105,719             25,296            172,117
                                              ----------         -----------        -----------        -----------
Income (loss) before income taxes               (744,340)         (3,528,845)           825,359         (5,113,181)
                                              ----------         -----------        -----------        -----------
Income taxes                                           -          (1,100,000)                 -         (1,604,000)
                                              ----------         -----------        -----------        -----------
Net income (loss)                             $ (744,340)        $(2,428,845)       $   825,359        $(3,509,181)
                                              ==========         ===========        ===========        ===========
Net income (loss) per share                       $(0.27)              $(.89)             $0.30             $(1.29)
                                              ==========         ===========        ===========        ===========

Weighted average shares outstanding            2,727,000           2,727,000          2,727,000          2,727,000
                                              ==========         ===========        ===========        ===========


SEE ACCOMPANYING NOTES.

                                              RAM ENERGY, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                               RESTATED                      RESTATED
                                                  1997           1998            1997          1998
                                                  ----           ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $ (744,340)    $(2,428,845)    $    825,359   $ (3,509,181)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating
 activities:
   Amortization of Senior Notes discount and
    fees included in interest expense                  -         167,605               -         223,473
   Amortization and depreciation:
     Oil and gas properties and equipment      1,495,467       2,809,164       3,204,117       5,148,670
     Gathering and disposal systems                    -         487,500               -         650,000
     Credit facility fees                         82,238          90,544         164,476         174,623
     Other property and equipment                 50,223          48,159         100,446         116,046
  Deferred income taxes                                -      (1,100,000)              -      (1,604,000)
  Cash provided (used) by changes in operating
   assets and liabilities:
     Prepaid expenses and deposits              (123,636)       (149,616)        (86,571)        (85,711)
     Accounts receivable                       1,283,671        (482,930)      2,760,975         (89,008)
     Accounts payable                            (79,132)      2,416,097        (877,137)        976,258
     Accrued liabilities and other              (445,669)      2,980,473        (772,085)      3,641,472
     Gas balancing liability                     (91,618)        (90,999)       (226,849)       (180,999)
                                              ----------      ----------      ----------     -----------
Total adjustments                              2,171,544       7,175,997       4,267,372       9,148,840
                                              ----------      ----------      ----------     -----------
Net cash provided by operating activities      1,427,204       4,747,152       5,092,731       5,639,659

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition of Carlton Resources
 Corporation (net of cash acquired) (Note 2)           -               -               -     (42,600,000)
Payments for oil and gas properties and
 equipment                                      (594,160)     (4,037,771)     (1,914,143)     (7,622,424)
Proceeds from sales of oil and gas properties
 and equipment                                         -          83,922       9,693,576         100,546
Payments for gathering and disposal systems            -          (3,000)              -          (3,000)
Payments for other property and equipment       (110,839)        (31,435)       (110,839)       (198,788)
Payments for other assets                              -        (306,302)              -        (306,302)
Proceeds from sales of other assets               29,143               -          29,143          53,020
                                              ----------      ----------      ----------     -----------
Net cash provided (used) by investing
 activities                                     (675,856)     (4,294,586)      7,697,737     (50,576,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes Offering, net of
 discount                                              -               -               -     113,327,900
Payments of deferred offering costs                    -        (591,763)              -      (5,008,268)
Principal payments on other long-term debt       (76,628)        (47,014)    (10,473,045)    (62,047,014)
Proceeds from borrowings on other long-term
 debt                                            111,194               -         111,194      10,079,090
Payments for Preferred Stock Redemption                -        (600,000)              -      (2,073,660)
Payments for loan origination fees                     -         (83,730)              -        (111,328)
                                              ----------      ----------      ----------     -----------
Net cash provided (used) by financing
 activities                                       34,566      (1,322,507)    (10,361,851)     54,166,720
                                              ----------      ----------      ----------     -----------
Increase (decrease) in cash and cash
 equivalents                                     785,914        (869,941)      2,428,617       9,229,431
Cash and cash equivalents at beginning of
 period                                        3,250,068      11,347,793       1,607,365       1,248,421
                                              ----------      ----------      ----------     -----------
Cash and cash equivalents at end of period    $4,035,982     $10,477,852    $  4,035,982    $ 10,477,852
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

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                                                   RESTATED
                                              1997                   1998
                                              ----                   ----
Total operating revenues                  $19,930,000            $17,429,360
Net income (loss)                         $(1,361,000)           $(3,755,640)
Net income (loss) per common share              $(.50)                $(1.16)

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                         DECEMBER 31,       JUNE 30,
                                            1997              1998
                                            ----              ----
11-1/2% Senior Notes Due 2008 (A)        $         -       $113,382,557
Revolving note payable (B)                55,000,000         10,000,000
Term note payable (B)                      7,000,000                  -
Installment loan agreements                  225,165            258,322
                                         -----------       ------------
                                          62,225,165        123,640,879
Less amount due within one year               97,723            114,758
                                         -----------       ------------
                                         $62,127,442       $123,526,121
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

                                                                                    Restated
                                                              December 31,          June 30,
                                                                  1997               1998
                                                                  ----               ----
Deferred tax assets
Financial depreciation in excess of tax depreciation          $   108,163       $     547,000
Financial charges which are deferred for tax purposes             157,000             157,000
Net operating loss carryforwards                                2,742,089           5,995,000
Investment tax credits                                                  -             284,000
Other                                                                   -           1,014,000
                                                              -----------       -------------
Total deferred tax assets before valuation allowance            3,007,252           7,997,000
Less valuation allowance recognized                            (1,293,153)                  -
                                                              -----------       -------------
     Net deferred tax assets                                    1,714,099           7,997,000

Deferred tax liabilities
Intangible drilling costs capitalized for financial purposes
 and expensed for tax purposes                                  1,714,099           4,306,000
Pre-acquisition basis difference resulting from debt
 restructuring                                                          -           6,951,000
Financial basis of assets acquired in excess of tax basis               -          15,692,000
                                                              -----------       -------------
     Deferred tax liabilities                                   1,714,099          26,949,000
                                                              -----------       -------------
Net deferred tax                                              $         -       $  18,952,000
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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
1997

   OPERATING REVENUES. Operating revenues increased by $3,768,000, or 85% for the three months ended June 30, 1998 compared to the year earlier period, due principally to the inclusion in the 1998 quarter of the operations of Carlton. The Carlton Acquisition was completed February 24, 1998. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                         Three Months Ended      1998 Compared to 1997
                             June 30         -----------------------------
                         ------------------  % Increase  Operating Revenue
                          1997      1998     (Decrease)  Increase (Decrease)
                          ----      ----     ----------  ------------------
                                                (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)     1,442     2,423       68.0%     $1,903
  Oil (Mbbls)              103       136       32.0%        517
Average sale prices:
  Natural gas (per Mcf)  $1.94     $2.00        3.2%        153
  Oil (per Bbl)         $15.77    $12.10      (23.3)%      (500)


   Revenues were higher in the second quarter of 1998 as compared to the second quarter of 1997 with a 57% increase in production which offsets a 7% decrease in realized prices, both on an Mcfe basis. Average daily production was 35.6 million cubic feet of natural gas equivalent in the second quarter of 1998 compared to 22.7 million cubic feet of natural gas equivalent during
the second quarter of 1997, an increase of  57%.   Natural  gas  production
increased by 68% and oil production increased 32% for the comparable periods. The average realized sales price for natural gas was $2.00 Mcf
for the quarter ended June 30, 1998, as compared to $1.94 per Mcf   for the
year-ago quarter, an increase of 3%. The average realized oil price for the quarter ended June 30, 1998 was $12.10 per Bbl, and for the quarter ended June 30, 1997 was $15.77 per Bbl, a 35% decrease.

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

   NET  LOSS.    Due  to  the  factors  described   above,  the  net  loss
increased $1,685,000, or 226%, from a net loss of $744,000 in the three months ended June 30, 1997 to a net loss of $2,429,000 in the same period of 1998.

   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   OPERATING REVENUES. Operating revenues increased by $3,475,000, or 30% for the six months ended June 30, 1998, compared to the year earlier period. Results for the 1998 period include four months of operations of Carlton. The Carlton Acquisition was completed February 24, 1998. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                         Six Months Ended         1998 Compared to 1997
                             June 30,             ---------------------
                         ----------------      % Increase  Operating Revenue
                         1997        1998      (Decrease) Increase(Decrease)
                         ----        ----      ---------- ------------------
                                                  (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)     3,034       4,293     41.5%      $3,107
  Oil (Mbbls)              227         262     15.5%         625
Average sale prices:
  Natural gas (per Mcf)   $2.47       $2.16    (12.6)%    (1,331)
  Oil (per Bbl)          $17.79      $12.72    (28.5)%    (1,330)


   Revenues were higher in the first six months of 1998 as compared to the same period of 1997 with a 33% increase in production which offsets an 18% decrease in realized prices, both on an Mcfe basis. Average daily production was 32.4 million cubic feet of natural gas equivalent in the first six months of 1998, as compared to 24.3 million cubic feet of natural gas equivalent during the first six months of 1997, an increase of 33%. Natural gas production increased by 42% and oil production increased 16% for the comparable periods. The average realized sales price for natural gas was $2.16/Mcf for the six months ended June 30, 1998, as compared to $2.47/Mcf for the same period of 1997, a decrease of 13%. The average realized oil price for the six months ended June 30, 1998 was $12.72 per Bbl, and for the six months ended June 30, 1997 was $17.79 per Bbl, a 29% decrease.

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

   NET INCOME(LOSS).   Due  to the  factors  described above, for the first
six months of 1998 the Company recorded a net loss of $3,509,000 as compared with net income of $825,000 for the first six months of 1997.

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


                                 RAM ENERGY, INC.
                                 (Registrant)


Date:  April 30, 1999           By: LARRY E. LEE
                                     Larry E. Lee
                                     President and Chief Executive
                                       Officer


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
