Form 10-Q/A
period 1998-09-30
RAM ENERGY INC/OK
filed 1999-04-30
CIK 1051191

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

PART I.  FINANCIAL INFORMATION

Item 1.

                              RAM Energy, Inc.
                          Consolidated Balance Sheets
                                                                     Restated
                                               December 31,       September 30,
                                                   1997                1998
                                               ------------       -------------
                                                                   (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                    $ 1,248,421       $  3,703,884
  Accounts receivable:
    Oil and gas sales                            4,161,392          4,433,530
    Joint interest operations, net of allowance
      for doubtful accounts of $438,819 in 1997
      and $193,373 in 1998                         986,571          1,869,618
    Related parties                                 10,000            175,022
    Other                                           23,841          1,000,000
  Prepaid expenses and deposits                    365,649            581,529
                                               ------------------------------
Total current assets                             6,795,874         11,763,583

Properties and equipment, at cost:
  Oil and gas properties and equipment, based
    on full cost accounting                     72,696,425        115,830,854
  Gathering and disposal systems                         -         39,071,000
  Other property and equipment                   3,499,840          3,690,624
                                               ------------------------------
                                                76,196,265        158,592,478
  Less accumulated amortization and
    depreciation                                15,622,566         25,514,456
                                               ------------------------------
Net properties and equipment                    60,573,699        133,078,022

Investment in RVC Energy, Inc. (Note 2)                  -          1,859,330

Other assets:
  Deferred loan costs, net of accumulated
    amortization of  $356,889 in 1997 and
    $623,132 in 1998                             1,290,299          1,026,932
  Deferred offering costs, net of accumulated
    amortization of none in 1997 and $293,987
    in 1998                                        733,602          4,714,401
  Other                                            333,895          1,093,369
                                               ------------------------------
Total assets                                   $69,727,369       $153,535,637
                                               ==============================

Liabilities and stockholders' equity (deficiency)
Current liabilities:
  Accounts payable:
    Trade                                       $3,934,822         $6,014,015
    Oil and gas proceeds due others              3,032,659          3,906,895
  Accrued liabilities:
    Compensation                                   179,600            114,600
    Interest                                       379,612          1,845,918
    Other                                          270,000            270,000
    Preferred stock redemption                   1,473,660                  -
  Long-term debt due within one year (Note 3)       97,723            114,526
                                               ------------------------------
Total current liabilities                        9,368,076         12,265,954

Gas balancing liability not expected to be
  settled within one year                          491,237            195,835
Long-term debt due after one year (Note 3)      62,127,442        132,548,782
Deferred income taxes                                    -         17,501,000
Other noncurrent liabilities                     1,123,602            118,617
Commitments and contingencies                      600,000            758,000

Stockholders' equity (deficiency):
  Preferred stock, $.01 par value;
    authorized-5,000,000 shares;
    none issued                                          -                  -
  Common stock, $.01 par value; authorized-
    15,000,000 shares; issued and
    outstanding-2,727,000 shares                    27,270             27,270
  Paid-in capital                                   16,074             16,074
  Accumulated deficit                           (4,026,332)        (9,895,895)
                                               ------------------------------
Stockholders' equity (deficiency)               (3,982,988)        (9,852,551)
                                               ------------------------------
Total liabilities and stockholders' equity
  (deficiency)                                 $69,727,369       $153,535,637)
                                               ==============================

See accompanying notes.

                              RAM Energy, Inc.

                    Consolidated Statements of Operations
                                (Unaudited)
                                Three months ended       Nine months ended
                                  September 30,             September 30,
                                           Restated                  Restated
                                1997         1998        1997          1998
                            ---------------------------------------------------
Operating revenues:
  Oil and gas sales         $ 5,294,892  $ 6,511,618  $16,819,429   $19,107,507
  Gathering systems                   -    1,853,000            -     4,214,000
  Other                          28,729       96,744       70,729       181,191
                            ---------------------------------------------------
Total operating revenues      5,323,621    8,461,362   16,890,158    23,502,698

Operating expenses:
  Oil and gas production
    expenses                  1,675,662    2,054,735    4,795,344     6,335,700
  Oil and gas purchases               -    1,271,000            -     2,884,000
  Gathering system operations         -      142,000            -       332,000
  Amortization and
    depreciation              1,798,973    4,075,761    5,268,012    10,165,100
  General and administrative,
    overhead and other
    expenses, net of
    operator's overhead fees
    to unrelated interests    1,577,985      852,539    3,325,170     2,874,407
                            ---------------------------------------------------
Total operating expenses      5,052,620    8,396,035   13,388,526    22,591,207
                            ---------------------------------------------------
Operating income                271,001       65,327    3,501,632       911,491

Other income (expense):
  Interest expense           (1,356,499)  (3,845,112)  (3,787,067)   (9,976,574)
  Interest income                17,315      109,073       42,611       281,190
  Equity in net loss of RVC
    Energy, Inc. (Note 2)             -     (140,670)           -      (140,670)
                            ---------------------------------------------------
Loss before income taxes     (1,068,183)  (3,811,382)    (242,824)   (8,924,563)

Income taxes                          -   (1,451,000)           -    (3,055,000)
                            ---------------------------------------------------
Net loss                    $(1,068,183) $(2,360,382) $  (242,824) $ (5,869,563)
                            ===================================================

Net loss per share                $(.39)       $(.87)       $(.09)       $(2.15)
                            ===================================================
Weighted average shares
  outstanding                 2,727,000    2,727,000    2,727,000     2,727,000
                            ===================================================

See accompanying notes.

                               RAM Energy, Inc.

                     Consolidated Statements of Cash Flows
                                (Unaudited)
                                   Three months ended            Nine months ended
                                      September 30,                   September 30,
                                                Restated                       Restated
                                  1997            1998            1997           1998
                             ------------------------------------------------------------
Cash flows from operating
  activities
Net loss                     $( 1,068,183)   $( 2,360,382)   $   (242,824)   $( 5,869,563)
Adjustments to reconcile net
  loss to net cash provided
  (used) by operating
  activities:
  Amortization of Senior
    Notes discount and fees
    included in interest
    expense                             -         166,314               -         389,787
  Amortization and depreciation:
    Oil and gas properties
      and equipment             1,666,512       3,444,192       4,870,629       8,592,862
    Gathering and disposal
      systems                           -         487,500               -       1,137,500
    Credit facility fees           82,237         206,620         246,713         381,243
    Other property and equipment   50,224          52,449         150,670         168,495
  Equity in net loss of RVC
    Energy, Inc.                        -         140,670               -         140,670
  Deferred income taxes                 -      (1,451,000)              -      (3,055,000)
  Cash provided (used) by
    changes in operating
    assets and liabilities:
    Prepaid expenses and
      deposits                    197,766         664,831         111,195         579,120
    Accounts receivable        (1,423,234)     (1,387,374)      1,337,741      (1,298,366)
    Accounts payable            1,744,055        (267,064)        866,918         411,430
    Accrued liabilities and
      other                       192,090      (2,865,313)       (579,995)      1,073,923
    Gas balancing liability      (113,424)       (114,403)       (340,273)       (295,402)
                             ------------------------------------------------------------
Total adjustments               2,396,226        (922,578)      6,663,598       8,226,262
                             ------------------------------------------------------------
Net cash provided (used) by
  operating activities          1,328,043      (3,282,960)      6,420,774       2,356,699

Cash flows from investing
  activities
Payments for acquisition of
  Carlton Resources Corporation
  (net of cash acquired)
  (Note 2)                              -               -               -     (42,600,000)
Payment for investment in
  RVC Energy, Inc. (Note 2)             -      (2,000,000)              -      (2,000,000)
Payments for oil and gas
properties and equipment      (12,592,614)    (11,654,946)    (14,506,757)    (19,277,370)
Proceeds from sales of oil
  and gas properties and
  equipment                             -       1,500,000       9,693,576       1,600,546
Payments for gathering and
  disposal systems                      -         (68,000)              -         (71,000)
Payments for other property
  and equipment                   (59,108)        (68,346)       (169,947)       (267,134)
Payments for other assets        (273,492)       (175,414)       (273,492)       (481,716)
Proceeds from sales of other
  assets                                -               -          29,143          53,020
                             ------------------------------------------------------------
Net cash used by investing
  activities                  (12,925,214)    (12,466,706)     (5,227,477)    (63,043,654)

Cash flows from financing
  activities
Proceeds from Senior Notes
  Offering, net of discount             -               -               -     113,327,900
Payments of deferred offering
  costs                                 -               -               -      (5,008,268)
Principal payments on other
  long-term debt                        -         (33,891)    (10,473,045)    (62,080,905)
Proceeds from borrowings on
  other long-term debt          9,592,148       9,016,137       9,703,342      19,095,227
Payments for Preferred Stock
  Redemption                            -               -               -      (2,073,660)
Payments for loan origination
  fees                                  -          (6,548)              -        (117,876)
                             ------------------------------------------------------------
Net cash provided (used) by
  financing activities          9,592,148       8,975,698        (769,703)     63,142,418
                             ------------------------------------------------------------
Increase (decrease) in cash
  and cash equivalents         (2,005,023)     (6,773,968)        423,594       2,455,463

Cash and cash equivalents at
  beginning of period           4,035,982      10,477,852       1,607,365       1,248,421
                             ------------------------------------------------------------
Cash and cash equivalents at
  end of period              $  2,030,959    $  3,703,884    $  2,030,959    $  3,703,884
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

                                          Nine months ended
                                            September 30,
                                                       Restated
                                       1997              1998
                                    -----------------------------
Total operating revenues            $29,191,000     $25,768,996

Net income (loss)                   $(2,454,000)    $(6,483,004)

Net income (loss) per common share        $(.90)         $(2.38)

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

                                      Nine months
                                        ended
                                     September 30,
                                       Restated
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

                                                                Restated
                                            December 31,      September 30,
                                               1997               1998
                                           -----------------------------------
Deferred tax assets
Financial depreciation in excess of tax
  depreciation                             $   108,163        $   650,000
Financial charges which are deferred
  for tax purposes                             157,000            157,000
Net operating loss carryforwards             2,742,089          8,771,000
Investment tax credits                               -            284,000
                                           -----------------------------------
Total deferred tax assets before
  valuation allowance                        3,007,252          9,862,000
Less valuation allowance recognized         (1,293,153)                 -
                                           -----------------------------------
Net deferred tax assets                      1,714,099          9,862,000

Deferred tax liabilities
Intangible drilling costs capitalized
  for financial purposes and expensed
  for tax purposes                           1,714,099          5,120,000
Pre-acquisition basis difference
  resulting from debt restructuring                  -          6,951,000
Financial basis of assets acquired in
  excess of tax basis                                -         15,292,000
                                           -----------------------------------
     Deferred tax liabilities                1,714,099         27,363,000
                                           -----------------------------------
Net deferred tax                           $         -        $17,501,000
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

Results of Operations

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Operating Revenues. Operating revenues increased by $3,138,000, or 59% for the three months ended September 30, 1998 compared to the same period in 1997, with $3,156,000 of the increase due to the inclusion in the 1998 quarter of the operations of Carlton. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                         Three Months Ended         1998 Compared to 1997
                           September 30,      ----------------------------------
                         -----------------      % Increase Operating Revenue
                          1997       1998     (Decrease)  Increase (Decrease)
                         ------     ------    ----------- ----------------------
                                                          (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)      1,629      2,173      33.4%           $1,186
  Oil (Mbbls)               108        141      30.6%              529
Average sale prices:
  Natural gas (per Mcf)  $ 2.18     $ 2.27       4.1%              177
  Oil (per Bbl)          $16.03     $11.24      29.9%             (675)

     Revenues were higher in the third quarter of 1998 compared to the third quarter of 1997 as a result of a 32% increase in production and a 7% decrease in realized prices, both on an Mcfe basis. Average daily production was 32.8 million cubic feet of natural gas equivalent in the third quarter of 1998 compared to
24.8 million cubic feet of natural gas equivalent during the third quarter of 1997. Natural gas production increased by 33% and oil production increased 31% for the comparable periods. The average realized sales price for natural gas was $2.27 per Mcf for the quarter ended September 30, 1998, compared to $2.18 per Mcf for the comparable 1997 quarter. The average realized oil price for the quarter ended September 30, 1998 was $11.24 per Bbl, compared to $16.03 per Bbl for the year-ago quarter, a 30% decrease.

      Oil and Gas Production Expense. Oil and gas production expense increased by $379,000, or 23%, for the three months ended
September 30, 1998, compared to the same period  in 1997.   The
increase in expense was due primarily to the addition of Carlton's operations for the quarter ended September 30, 1998. The oil and gas production expense was $.68 per Mcfe for the three months ended September 30, 1998, a decrease from $.74 per Mcfe in the same period of 1997.

      Gathering system. The gathering system is a component of the operations of Carlton. Carlton is obligated to deliver 10,000 Mmbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Revenues from this source were $1,853,000 for the quarter ended September 30,1998. Outside purchases were $1,271,000 and system operating costs were $142,000.

     Depreciation and Amortization ("D&A") Expense.    Depreciation
and amortization expenses increased $2,277,000, or 127% for the three months ended September 30, 1998 compared with the same period in 1997, and was $1.35 per Mcfe for the 1998 quarter, an increase of $0.56, or 71% compared to the $0.79 per Mcfe for the 1997 quarter. This increase is due primarily to the inclusion of Carlton's operations for the quarterly period in 1998, including the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $1.14 per Mcfe for the 1998 quarter compared with $0.73 per Mcfe for the 1997 quarter, a 56% increase.

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

     Net Loss.   Due to the factors described above, the net loss
increased $1,292,000, or 121%, from a net loss of $1,068,000 in the three months ended September 30, 1997 to a net loss of $2,360,000 in the same period of 1998.

     Nine Months Ended September 30, 1998 Compared to Nine Months
Ended September 30, 1997

     Operating Revenues. Operating revenues increased by $6,613,000, or 39% for the nine months ended September 30, 1998, compared to the same period for 1997. Results for the 1998 period include seven months of operations of Carlton after its acquisition on February 24, 1998. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                          Nine Months Ended          1998 Compared to 1997
                            September 30,      ---------------------------------
                          ------------------     % Increase Operating Revenue
                           1997       1998     (Decrease)  Increase (Decrease)
                          ------     -------   ---------- ----------------------
                                                          (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)      4,663       6,466       39%          $4,273
  Oil (Mbbls)               335         403       20%           1,171
Average sale prices:
  Natural gas (per Mcf)   $ 2.37      $ 2.19       (7.6)%        (1,133)
  Oil (per Bbl)           $17.22      $12.20      (29.2)%        (2,022)

     Revenues were higher in the first nine months of 1998 compared to the same period of 1997 as a result of a 33% increase in production which offsets a 15% decrease in realized prices, both on an Mcfe basis. Average daily production was 32.5 million cubic feet of natural gas equivalent in the first nine months of 1998, compared to 24.4 million cubic feet of natural gas equivalent during the first nine months of 1997, an increase of 33%. Natural gas production increased by 39% and oil production increased 20% for the comparable periods. The average realized sales price for natural gas was $2.19 per Mcf for the nine months ended September 30, 1998, compared to $2.37 per Mcf for the same period of 1997, a decrease of 8%. The average realized oil price for the nine months ended September 30, 1998 was $12.20 per Bbl, and for the nine months ended September 30, 1997 was $17.22 per Bbl, a 29% decrease.

     Oil and Gas Production Expense. Oil and gas production expense increased by $1,541,000, or 32%, for the nine months ended
September 30, 1998, compared to the same period  in 1997.   The
increase in expense was due primarily to the addition of Carlton's operations for the months of March through September 1998, and increased production taxes on higher revenues. The oil and gas production expense was $.71 per Mcfe for the nine months ended September 30, 1998, a decrease from $.72 per Mcfe in the same period of 1997.

     Gathering System. The gathering system is a component of the operations of Carlton. Carlton is obligated to deliver 10,000 Mmbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Revenues from this source were $4,214,000 for the months of March through September 1998. Outside purchases were $2,884,000 and system operating costs were $332,000.

     Depreciation and Amortization ("D&A") Expense.   Depreciation and
amortization expenses increased $4,897,000, or 93% for the nine months ended September 30, 1998 compared with the same period in 1997, and was $1.14 per Mcfe for the 1998 nine months, an increase of $.35, or 44% compared to the $.79 per Mcfe for the 1997 nine months. This increase is due primarily to the inclusion of Carlton's operations for the period ended September 30, 1998, including the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $.97 per Mcfe for the first nine months of 1998 (including seven months of Carlton's production) compared with $.73 per Mcfe for the same period in 1997, a 33% increase.

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

     Net Income(Loss).   Due to the factors described above, the
Company recorded a net loss of $5,870,000 for the nine months ended September 30, 1998 compared with a net loss for the 1997 period of $243,000.

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

     Net Cash Used in and Provided by Investing Activities. For the three months ended September 30, 1998 net cash used in the
Company's investing activities was $12.5 million, including $6.5 million for the Ricks Acquisition, $4.1 million for oil and gas well drilling activities, and a $2.0 million investment in RVC.
The amount for the comparable period of 1997 was $12.9 million, of which $11.2 million was for the acquisition of oil and gas properties from Quarles Drilling Corporation ("Quarles"). The cash used in the Company's investing activities for the nine months ended September 1998 was $63.0 million, including the acquisitions of Carlton, Ricks, the investment in RVC, and drilling activities of $ 12.1 million. This compares with $5.2 million used in 1997, which included the acquisition of Quarles for $11.2 million offset by $9.7 million provided by the sale of oil and gas properties, and
$3.3 for drilling activities.   The Company has budgeted $20.3
million for capital expenditures in 1998, exclusive of acquisitions. The Company expects to use cash flow from operations, cash balances and borrowings under the Credit Facility to fund these expenditures. Through September 30, 1998, such expenditures total $12.1 million.

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
