Form 10-Q
period 1999-03-31
RAM ENERGY INC/OK
filed 1999-05-17
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1999

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

 Balance Sheets - December 31, 1998 and March 31, 1999 (unaudited) Statements of Operations - Three months ended March 31, 1998 and
     1999 (unaudited)
 Statements of Cash Flows - Three months ended March 31, 1998 and
     1999 (unaudited)
 Notes to Financial Statements (unaudited)
 Management's Discussion and Analysis of Financial Condition and
     Results of Operations

PART II. OTHER INFORMATION
 Other Information
 Exhibits and Reports on Form 8-K

SIGNATURES

                          RAM Energy, Inc.

                     Consolidated Balance Sheets
                       (Dollars in Thousands)
                                                 December 31,      March 31,
                                                     1998            1999
                                                 ------------     -----------
                                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $   8,603        $   1,093
Accounts receivable:
  Oil and gas sales                                  3,387            3,660
  Joint interest operations, net of
   allowance for doubtful accounts of $358
   in 1998 and $363 in 1999                          2,117            1,192
  Related parties                                      147              130
  Other                                                115               37
Prepaid expenses and deposits                          431              483
                                                 ---------        ---------
Total current assets                                14,800            6,595

Properties and equipment, at cost:
  Oil and gas properties and equipment, based
   on full cost accounting                         119,697          119,975
  Gathering and disposal systems                    39,184           39,403
  Other property and equipment                       3,781            3,753
                                                 ---------        ---------
                                                   162,662          163,131
  Less accumulated amortization and depreciation    28,388           31,380
                                                 ---------        ---------
Net properties and equipment                       134,274          131,751

Investment in RVC Energy, Inc. (Note 3)              1,307              931

Other assets:
  Deferred loan costs, net of accumulated
   amortization of $715 in 1998 and $797 in 1999       955              873
  Deferred offering costs, net of accumulated
   amortization of $395 in 1998 and $512 in 1999     4,307            4,189
  Other                                                808              806
                                                 ---------        ---------
Total assets                                     $ 156,451        $ 145,145
                                                 =========        =========

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable:
    Trade                                        $   6,230        $   3,109
    Oil and gas proceeds due others                  4,378            3,823
    Related party                                      826                -
  Accrued liabilities:
    Compensation                                       320              113
    Interest                                         4,942            1,860
    Other                                               65               54
  Long-term debt due within one year                   109              109
                                                 ---------        ---------
Total current liabilities                           16,870            9,068

Gas balancing liability not expected to be
  settled within one year                              735              735
Long-term debt due after one year                  131,630          131,615
Deferred income taxes                               17,056           15,756
Commitments and contingencies                          600              600

Stockholders' deficiency:
  Preferred stock, $.01 par value; authorized-
   5,000,000 shares; none issued                         -                -
  Common stock, $.01 par value; authorized-
   15,000,000 shares; issued and outstanding-
   2,727,000 shares                                     27               27
  Paid-in capital                                       16               16
  Accumulated deficit                              (10,483)         (12,672)
                                                 ---------        ---------
Stockholders' deficiency                           (10,440)         (12,629)
                                                 ---------        ---------
Total liabilities and stockholders' deficiency   $ 156,451        $ 145,145
                                                 =========        =========

See accompanying notes.

                              RAM Energy, Inc.

                   Consolidated Statements of Operations
                                (Unaudited)
            (Dollars in Thousands, Except for Per Share Amounts)
                                                    Three months ended
                                                         March 31,
                                                 ------------------------
                                                  1998              1999
                                                 ------            ------
Operating revenues:
  Oil an gas sales                              $ 6,095           $ 6,113
  Gathering systems                                 666             1,670
  Other                                              60               187
                                                -------           -------
Total operating revenues                          6,821             7,970

Operating expenses:
  Oil and gas production expenses                 1,843             1,867
  Gathering system purchases                        447             1,159
  Gathering system operations                        37                97
  Amortization and depreciation                   2,654             3,284
  General and administrative, overhead and
   other expenses, net of operator's
   overhead fees to unrelated interests           1,109             1,113
                                                -------           -------
Total operating expenses                          6,090             7,520
                                                -------           -------
Operating income                                    731               450

Other income (expense):
  Interest expense                               (2,382)           (3,641)
  Interest income                                    67                78
  Equity in loss of RVC Energy, Inc. (Note 3)         -              (376)
                                                -------           -------
Loss before income taxes                         (1,584)           (3,489)

Income taxes                                       (504)           (1,300)
                                                -------           -------
Net loss                                        $(1,080)          $(2,189)
                                                =======           =======

Net loss per share-basic and diluted              $(.40)            $(.80)
                                                =======           =======

Weighted average shares outstanding           2,727,000         2,727,000
                                              =========         =========

See accompanying notes.

                             RAM Energy, Inc.

                   Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                               (Unaudited)
                                                  Three months ended
                                                       March 31,
                                                  1998           1999
                                                ----------     ----------
Cash flows from operating activities
Net loss                                        $  (1,080)     $  (2,189)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Equity in net loss of RVC Energy, Inc.                -            376
  Provision for doubtful accounts receivable
   and other                                            -              8
  Amortization of Senior Notes discount included
   in interest expense                                  -             39
  Amortization and depreciation:
   Oil and gas properties and equipment             2,339          2,552
   Gathering and disposal systems                     163            488
   Senior Notes fees                                    -            118
   Credit facility fees                                84             82
   Other property and equipment                        68             44
  Deferred income taxes                              (504)        (1,300)
  Cash provided (used) by changes in operating
   assets and liabilities:
   Prepaid expenses and deposits                       64            (53)
   Accounts receivable                                572            739
   Accounts payable                                (1,384)        (4,645)
   Accrued liabilities and other                      661         (3,300)
   Gas balancing liability                            (90)           145
                                                ---------      ---------
Total adjustments                                   1,973         (4,707)
                                                ---------      ---------
Net cash provided (used) by operating activities      893         (6,896)

Cash flows from investing activities
Payments for acquisition of Carlton Resources
 Corporation (net of cash acquired) (Note 2)      (42,600)             -
Payments for oil and gas properties and equipment  (3,585)          (378)
Proceeds from sales of oil and gas properties
 and equipment                                         17             30
Payments for other property and equipment            (167)           (11)
Proceeds from sales of other property and
 equipment                                              -             18
Payments for gathering and disposal systems             -           (219)
Proceeds from sales of other assets                    53              -
                                                ---------      ---------
Net cash used by investing activities             (46,282)          (560)

Cash flows from financing activities
Proceeds from Senior Notes Offering, net of
 discount                                         113,328              -
Payments of deferred offering costs                (4,416)             -
Principal payments on other long-term debt        (62,000)           (54)
Proceeds from borrowings on other long-term debt   10,079              -
Payments for Preferred Stock Redemption            (1,474)             -
Payments for loan origination fees                    (28)             -
                                                ---------      ---------
Net cash provided (used) by financing activities   55,489            (54)
                                                ---------      ---------
Increase (decrease) in cash and cash equivalents   10,100         (7,510)

Cash and cash equivalents at beginning of period    1,248          8,603
                                                ---------      ---------
Cash and cash equivalents at end of period      $  11,348      $   1,093
                                                =========      =========

See accompanying notes.

                           RAM Energy, Inc.

         Notes to Unaudited Consolidated Financial Statements


1. Summary of Significant Accounting Policies, Organization and
   Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. for the three-month periods ended March 31, 1998 and 1999. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. Certain reclassifications have been made to the prior period statements to conform with current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

Nature of Operations and Organization

RAM Energy, Inc. (the "Company") operates exclusively in the upstream segment of the oil and natural gas industry with activities including the drilling, completion and operation of oil and natural gas wells, and operation of gathering and disposal systems. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico. Additionally, the Company owns and operates an oil and gas gathering system and a saltwater disposal operation in north central Oklahoma (the "Gathering System"). The Gathering System purchases, transports and markets oil and gas production and disposes of salt water from properties owned by the Company and other oil and gas companies.

Principles of Consolidation

The consolidated financial statements include the accounts of its majority or wholly-owned subsidiaries including the operations of Carlton Resources Corporation since its acquisition effective March 1, 1998 (Note 2). All significant intercompany transactions have been eliminated.

2. Business Acquisition

On February 24, 1998, the Company acquired Carlton Resources Corporation ("Carlton") in a stock acquisition accounted for as a purchase, for approximately $41.6 million (after defined working capital adjustments of $1 million). The operations of Carlton are included in the accompanying financial statements since March 1, 1998. The allocation of the purchase price to the assets and liabilities acquired was as follows (in thousands):

Properties and equipment:
  Oil and gas properties                 $24,000
  Pipeline gathering systems              39,000
                                         -------
                                          63,000

Other assets and liabilities, net           (844)
Deferred income tax liability            (20,556)
                                         -------
Purchase price                           $41,600
                                         =======

The following unaudited pro forma data presents the results of operations of the Company for the three months ended March 31, 1998, as if the acquisition had occurred on January 1, 1998. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments to include the operating activity of Carlton adjusted to reflect the Company's adjusted basis since acquisition and additional interest related to the acquisition (in thousands, except per share).

Operating revenues                     $ 9,043
                                       =======
Net loss                               $(1,655)
                                       =======
Net loss per common share               $(.61)
                                       =======

3. Equity Investee-RVC Energy, Inc.

In August 1998, the Company acquired 49.5% of the voting common stock and all of the nonvoting common stock of RVC Energy, Inc. ("RVC"). RVC is an unrestricted affiliate of the Company and is accounted for under the equity method of accounting. Summarized income statement information for RVC for the three months ended March 31, 1999 is as follows (in thousands):

Operating revenues                     	$1,934
                                        ======
Operating loss                          $ (416)
                                        ======
Net loss                                $ (760)
                                        ======

4. Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1998 and March 31, 1999 exceeded the fair value by approximately $419,000 and $600,000, respectively, representing the amount the Company would be required to pay to terminate the contracts at such date. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and March 31, 1999 by approximately $37.4 million and $43.2 million, respectively, based on quoted market prices.

5. Contingencies

In November 1995, the Company's predecessor entered into a letter of intent to sell an oil and gas property located in Louisiana state waters in Plaquemines Parish. The sale was completed in early 1996. The property included several currently uneconomical wells for which the Company estimates the plugging and abandonment ("P&A") obligation is approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, the Company has recorded a contingent liability of $600,000, which is included in the accompanying consolidated balance sheets.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

RAM Energy, Inc., ("RAM" or the "Company") is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties primarily in the Mid-Continent Area and the Permian Basin. The Company also operates gathering and disposal systems in Oklahoma.

Historically the Company has added reserves mainly through acquisitions and development. The Company intends to continue to pursue attractive oil and gas acquisitions and exploratory opportunities.

Prior to November 1996 the principal operations of the Company were that of serving as managing general partner of an institutional limited partnership. Effective December 1, 1996 the Company acquired substantially all of the partnership's operations for approximately $59.0 million.

In late February 1998, the Company acquired Carlton Resources Corporation ("Carlton" or the "Carlton Acquisition"), in an acquisition of stock accounted for as a purchase, for approximately $41.6 million, net of working capital adjustments. With the acquisition of Carlton, the Company acquired reserves located in the Mid-Continent Area and Permian Basin, as well as an oil and gas gathering system and salt water disposal facility located in Oklahoma. The results of operations discussed below include the operations of Carlton, on a consolidated basis, since March 1998.

The 169-mile gathering system transports gas in one transportation line and liquids in the form of salt water and oil in a separate transportation line. Fees are based on various contracts at both fixed prices per unit of volume, and percentage of sales proceeds for gas. The system serves both the Company and third parties, but reported revenues are those derived from third parties only.

The Carlton Acquisition was financed by completion of the public issuance of $115.0 million in Senior Notes due 2008 (the "Notes
Offering"). Net proceeds of the Notes Offering were used to purchase Carlton, to repay existing debt, and for working capital.

On August 17, 1998, the Company completed a $6.5 million acquisition of a one-half interest in the proved undeveloped oil and gas properties of Ricks Exploration, Inc., located in south
Texas ("Ricks" and "Ricks Acquisition"). RAM acquired proved undeveloped reserves and undeveloped leasehold in this transaction.

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

The Company has entered into hedging arrangements for natural gas production from April, 1999 through March 2000 on 5,790,000
Mmbtu that provide an average floor of $2.106 per Mmbtu.

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

Results of Operations

  Three Months Ended March 31, 1999 Compared to Three Months
Ended March 31, 1998

Operating Revenues. Operating revenues were $8.0 million for the quarter ended March 31, 1999, representing an increase of $1,149,000, or 16.8% over the year earlier period. Results for the three month period in 1998 include only one month of operations of Carlton. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on operating revenues, for the periods indicated:

                       Three Months Ended         1999 Compared to 1998
                            March 31,       --------------------------------
                       ------------------   % Increase     Operating Revenue
                          1998     1999     (Decrease)     Increase(Decrease)
                         ------   ------    ----------     ------------------
                                                         (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)     1,870    2,087        11.6             $ 511
  Oil (Mbbls)              126      106       (15.9)             (267)
Average sales price:
  Natural gas (per Mcf)  $2.36    $2.39         1.3                63
  Oil (per Bbl)          13.37    10.62       (20.6)             (291)

Oil and gas revenues were slightly higher in the first quarter of 1999 as compared to the first quarter of 1998 with a 3.7% increase in production, offset by a 3.0% decrease in realized prices, both on an Mcfe basis. Average daily production was 30.2 Mmcfe in the first quarter of 1999 compared to 29.2 Mmcfe during the first quarter of 1998, an increase of 3.7%. Total natural gas production increased by 11.6% and oil production decreased 15.9% for the comparable periods. The average realized sales price for natural gas was $2.39 Mcf for the quarter ended March 31, 1999, compared to $2.36 per Mcf for the year-ago quarter, an increase of 1.3%. The average realized oil price for the quarter ended March 31, 1999 was $10.62 per Bbl, and for the quarter ended March 31, 1998 was $13.37 per Bbl, a 20.6% decrease. The increase in natural gas production was mainly attributable to the Carlton Acquisition and the effects of the successful drilling program in 1998, off-set by the natural decline of the Company's properties.

Oil and Gas Production Expense. Oil and gas production expense increased by $24,000, or 1.3%, for the three months ended March
31, 1999, compared to the same period  in 1998.   The oil and gas
production expense was $.69 per Mcfe for the first three months of 1999, a decrease from $.70 per Mcfe in the first three months of 1998. The net increase in oil and gas production expense was due primarily to the addition of Carlton's operations, offset by decreases in expense of the Company's base properties resulting from sales of properties in late 1998 which had high operating expenses.

Gathering System. The gathering system is a component of Carlton's operations. Revenues from this source were $666,000 for the month of March 1998 and were $1,670,000 for the three months ended March 31, 1999. Carlton is obligated to deliver 10,000 Mmbtu's daily at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Outside purchases were $447,000 for the month of March 1998 and system operating costs were $37,000, whereas for the three months ended March 31, 1999 the outside purchases totaled $1,159,000 and system operating costs were $97,000.

Depreciation and Amortization ("D&A") Expense.    Depreciation
and amortization expenses were $3.3 million, representing an increase of $630,000, or 24% for the first three months of 1999 over the same period in 1998, and was $1.21 per Mcfe for the 1999 quarter, an increase of $.20, or 19.4% compared to the $1.01 per Mcfe for the 1998 quarter. This increase is due primarily to the inclusion of Carlton's operations with a higher purchase price per Mcfe than the Company's cost basis prior to the acquisition, as well as the depreciation of Carlton's gathering system. For oil and gas D&A only, the results were $.94 per Mcfe for the 1999 quarter compared with $.89 per Mcfe for the 1998 quarter (including one month of Carlton's production), a 5.2% increase.

G & A Expense.    General and administrative expense was
virtually unchanged in the first three months of 1999 over the same period of 1998.

Interest Expense. Interest expense increased to $3.6 million for the three months ended March 31, 1999 compared to $2.4 million for the comparable period of the preceding year. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates.

Income Taxes.  In connection with the Carlton Acquisition, the
Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the Carlton Acquisition.

Net Loss.   Due to the factors described above, net loss
increased $1,109,000, or 103%, from a net loss of $1,080,000 in the first three months of 1998, to a net loss of $2,189,000 in the same period of 1999.

Liquidity and Capital Resources

As of March 31, 1999 the Company had cash and cash equivalents of $1.1 million.

As of March 31, 1999 the Company had $133.0 million ($131.8 million after giving effect to applicable original issue discount) of indebtedness outstanding. This included $108.0 million of Senior Notes due 2008 issued in late February, 1998, and $25.0 million of advances under the Credit Facility discussed below. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including indebtedness under the Credit Facility. See "-- Credit Facility."

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

Credit Facility. The Company has a $50 million working credit facility ("Credit Facility") with Union Bank of California, N.A. ("Union Bank") and Den Norske Bank, S.A., which provides for a $50.0 million revolving commitment payable in full in February 2003. Advances under the Credit Facility bear interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base. The applicable rate may, at the Company's option, be based either on the Eurodollar rate or the Union Bank base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the Union Bank base rate plus 0.0% to 0.5%. The Company is required to pay a commitment fee on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Credit Facility. All amounts outstanding under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company.

The amount of credit available at any time under the Credit Facility may not exceed the borrowing base which, presently, is $25.0 million, and will be redetermined semi-annually . The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

Net Cash Used in and Provided by Operating Activities.   For the
three months ended March 31, 1999 net cash used by the Company's operating activities was $6.9 million compared to $.9 million provided by operations during the comparable period in 1998. The primary uses of cash during the 1999 quarter were reductions in accounts payable of $4.6 million and accrued interest and other accrued liabilities of $3.3 million.

Net Cash Used in Investing Activities. For the three months ended March 31, 1998 net cash used in the Company's investing activities was $46.3 million, comprised primarily of the Carlton Acquisition purchase price of $42.6 million, and $3.6 million in drilling activities. This compares with $ .6 million used in 1999. At current prices and without additional financing, the Company has budgeted $3.5 million for capital expenditures in 1999, exclusive of acquisitions. The Company expects to use cash flow from operations, cash balances and property sales to fund these expenditures.

Year 2000

The Company has assessed the effects of Year 2000 on its information technology ("IT") and non-IT systems and the systems of others on which it depends. IT systems include telecommunications and computers. Non-IT systems include micro controllers or other date-sensitive electronic devices used in flow control or measurement of hydrocarbons employed in the oil and gas producing industry. The Company owns or operates few non-IT devices.

Company Readiness.    All of the Company's telephone systems,
computers and computer operating systems are Year 2000 compliant. The Company's mainframe application software is Year 2000 compliant but presently sorts a two-digit year of "00" before a two-digit year of "99." Testing of the mainframe business software will be completed by July 31, 1999 with any necessary modifications completed by September 30, 1999 at a cost estimated to be less than $100,000. All of the Company's computers and operating systems are Year 2000 compliant.

Readiness of Others. It is possible that non-compliance with Year 2000 issues of other companies from which the Company receives revenues, payments (through IT) or flow control or measurement devices upon which it depends (non-IT), could delay the Company's receipt of revenue attributable to its oil and gas production. The Company currently believes that any such delay will not materially and adversely affect the Company's financial condition, results of operations or liquidity. The Company has surveyed each of its major sources of revenue and cost reimbursement, and each provider of flow control and measurement devices, to determine the status of such parties' Year 2000 compliance and the potential effects of their non-compliance on the Company's future financial condition, results of operations and liquidity. All of the companies surveyed expect to be substantially compliant before the end of the year.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1998 and March 31, 1999 exceeded the fair value by approximately $419,000 and $600,000, respectively, representing the amount the Company would be required to pay to terminate the contracts at such date. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and March 31, 1999 by approximately $37.4 million and $43.2 million, respectively, based on quoted market prices.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

The following exhibit is filed as a part of this report:

Exhibit
Number                Description
-------   -----------------------------------------

27        Financial Data Schedule

         (b)  Report on Form 8-K

         None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAM ENERGY, INC.
                                   (Registrant)


Date:  May 17, 1999                By:  LARRY E. LEE
                                        Larry E. Lee
                                        President and Chief Executive
                                          Officer

                                   By:  JOHN M. LONGMIRE
                                        John M. Longmire
                                        Senior Vice President and
                                          Treasurer and Chief Financial
                                          Officer

                              EXHIBIT INDEX

Exhibit
No.           Description                      Method of Filing
-------   -----------------------           ------------------------------

27        Financial Data Schedule           Filed herewith electronically