Form 10-Q
period 1999-06-30
RAM ENERGY INC/OK
filed 1999-08-20
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1999

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

                                   FORM 10-Q
                                TABLE OF CONTENTS


                                                                          Page

PART I.  FINANCIAL INFORMATION
       Consolidated Balance Sheets - December 31, 1998 and June 30, 1999
         (unaudited)
       Consolidated Statements of Operations - Three months and six months ended June 30, 1998 and 1999 (unaudited)
       Consolidated Statements of Cash Flows - Three months and six months ended June 30, 1998 and 1999 (unaudited)
       Notes to Consolidated Financial Statements (unaudited)
       Management's Discussion and Analysis of Financial Condition and
         Results of Operations

PART II.  OTHER INFORMATION
       Other Information
       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.

Item 1.

                                RAM Energy, Inc.

                            Consolidated Balance Sheets
                              (Dollars in Thousands)
                                        December 31, 1998      June 30, 1999
                                        -----------------      -------------
                                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents             $          8,603       $          4,388
  Accounts receivable:
    Oil and gas sales                              3,387                  3,174
    Joint interest operations, net of
     allowance for doubtful accounts
     of $358 in 1998 and $369 in 1999              2,117                  1,155
    Related parties                                  147                    456
    Other                                            115                  1,106
  Prepaid expenses and deposits                      431                    455
                                        ----------------       ----------------
Total current assets                              14,800                 10,734

Properties and equipment, at cost:
  Oil and gas properties and equipment,
    based on full cost accounting                119,697                118,120
  Gathering and disposal systems                  39,184                 39,522
  Other property and equipment                     3,781                  3,875
                                        ----------------       ----------------
                                                 162,662                161,517
  Less accumulated amortization and
    depreciation                                  28,388                 34,501
                                        ----------------       ----------------
Net properties and equipment                     134,274                127,016

Investment in RVC Energy, Inc. (Note 4)            1,307                    527

Other assets:
  Deferred loan costs, net of accumulated
    amortization of $715 in 1998 and
    $879 in 1999                                     955                    791
  Deferred offering costs, net of accumulated
    amortization of $395 in 1998 and $630
    in 1999                                        4,307                  4,072
  Other                                              808                    516
                                        ----------------       ----------------
Total assets                            $        156,451       $        143,656
                                        ================       ================
Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable:
    Trade                               $          6,230       $          2,647
    Oil and gas proceeds due others                4,378                  4,222
    Related party                                    826                      -
  Accrued liabilities:
    Compensation                                     320                    113
    Interest                                       4,942                  4,946
    Other                                             65                     77
  Long-term debt due within one year (Note 5)        109                 25,099
                                        ----------------       ----------------
Total current liabilities                         16,870                 37,104

Gas balancing liability not expected to
  be settled within one year                         735                    604
Long-term debt due after one year (Note 5)       131,630                106,689
Deferred income taxes                             17,056                 14,341
Commitments and contingencies                        600                    600

Stockholders' deficiency:
  Preferred stock, $.01 par value; authorized
    - 5,000,000 shares; none issued                    -                      -
  Common stock, $.01 par value; authorized
    - 15,000,000 shares; issued and outstanding
    - 2,727,000 shares                                27                     27
  Paid-in capital                                     16                     16
  Accumulated deficit                            (10,483)               (15,725)
                                        ----------------       ----------------
Stockholders' deficiency                         (10,440)               (15,682)
                                        ----------------       ----------------
Total liabilities and stockholders'
  deficiency                            $        156,451       $        143,656
                                        ================       ================

See accompanying notes.

                               RAM Energy, Inc.

                      Consolidated Statements of Operations
                                 (Unaudited)
               (Dollars in Thousands, Except for Per Share Amounts)
                                Three Months Ended          Six Months Ended
                                      June 30,                  June 30,
                                1998          1999         1998          1999
                                ----          ----         ----          ----
Operating revenues:
  Oil and gas sales          $  6,500      $  5,325      $ 12,596      $ 11,438
  Gathering systems             1,695         2,299         2,361         3,969
  Other                            25           203            84           390
                             --------      --------      --------      --------
Total operating revenues        8,220         7,827        15,041        15,797

Operating expenses:
  Oil and gas production
    expenses                    2,438         1,947         4,281         3,814
  Gathering system purchases    1,166         1,657         1,613         2,816
  Gathering system operations     153           117           190           214
  Amortization and depreciation 3,435         3,369         6,089         6,653
  General and administrative,
    overhead and other expenses,
    net of operator's overhead
    fees to unrelated interests   913         1,172         2,022         2,285
                             --------      --------      --------      --------
Total operating expenses        8,105         8,262        14,195        15,782
                             --------      --------      --------      --------
Operating income (loss)           115          (435)          846            15

Other income (expense):
  Interest expense             (3,750)       (3,650)       (6,131)       (7,291)
  Interest income                 106            21           172            99
  Equity in loss of RVC
    Energy, Inc. (Note 4)           -          (404)            -          (780)
                             --------      --------      --------      --------
Loss before income taxes       (3,529)       (4,468)       (5,113)       (7,957)

Income taxes                   (1,100)       (1,415)       (1,604)       (2,715)
                             --------      --------      --------      --------
Net loss                     $ (2,429)     $ (3,053)     $ (3,509)     $ (5,242)
                             ========      ========      ========      ========
Net loss per share - basic
  and diluted                $(.89)        $(1.12)       $(1.29)       $(1.92)
                             ========      ========      ========      ========
Weighted average shares
  outstanding                2,727,000     2,727,000     2,727,000     2,727,000
                             =========     =========     =========     =========

See accompanying notes.

                              RAM Energy, Inc.

                    Consolidated Statements of Cash Flows
                                (Unaudited)
                           (Dollars in Thousands)
                                               Three Months Ended      Six Months Ended
                                                    June 30,                June 30,
                                                1998        1999        1998        1999
                                                ----        ----        ----        ----
Cash flows from operating activities
Net loss                                    $  (2,429)  $  (3,053)  $  (3,509)  $  (5,242)
Adjustments to reconcile net loss to
 net cash provided (used) by operating activities:
  Equity in net loss of RVC Energy, Inc.            -         404           -         780
  Provision for doubtful accounts receivable
   and other                                        -           -           -           8
  Amortization of Senior Notes discount
   included in interest expense                    42          31          54          70
  Amortization and depreciation:
    Oil and gas properties and equipment        2,809       2,634       5,149       5,186
    Gathering and disposal systems                487         487         649         975
    Senior Notes fees                             126         117         169         235
    Credit facility fees                           91          82         175         164
    Other property and equipment                   48          49         116          93
  Deferred income taxes                        (1,100)     (1,415)     (1,604)     (2,715)
  Cash provided (used) by changes in operating
   assets and liabilities:
    Prepaid expenses and deposits                (150)         29         (86)        (24)
    Accounts receivable                          (483)        166          90         904
    Accounts payable                            2,416         (66)        976      (4,565)
    Accrued liabilities and other               2,981       3,109       3,642        (191)
    Gas balancing liability                       (91)       (131)       (181)       (131)
                                            ---------   ---------   ---------   ---------
Total adjustments                               7,176       5,496       9,149         789
                                            ---------   ---------   ---------   ---------
Net cash provided (used) by operating
 activities                                     4,747       2,443       5,640      (4,453)

Cash flows from investing activities
Payments for acquisition of Carlton
 Resources Corporation (net of cash
 acquired) (Note 2)                                 -           -     (42,600)          -
Payments for oil and gas properties
 and equipment                                 (4,038)       (677)     (7,623)     (1,055)
Proceeds from sales of oil and gas
 properties and equipment                          84       1,611         101       1,641
Payments for other property and equipment         (31)       (103)       (199)       (114)
Proceeds from sales of other property
 and equipment                                      -           -           -          18
Payments for gathering and disposal systems        (3)       (179)         (3)       (398)
Payments for other assets                        (306)        (30)       (306)        (30)
Proceeds from sales of other assets                 -         198          53         198
                                            ---------   ---------   ---------   ---------
Net cash provided (used) by investing
 activities                                    (4,294)        820     (50,577)        260

Cash flows from financing activities
Proceeds from Senior Notes Offering,
 net of discount                                    -           -     113,328           -
Payments of deferred offering costs              (592)          -      (5,008)          -
Principal payments on other long-term debt        (47)        (26)    (62,047)        (80)
Proceeds from borrowings on other
 long-term debt                                     -          58      10,079          58
Payments for Preferred Stock Redemption          (600)          -      (2,074)          -
Payments for loan origination fees                (84)          -        (111)          -
                                            ---------   ---------   ---------   ---------
Net cash provided (used) by financing
 activities                                    (1,323)         32      54,167         (22)
                                            ---------   ---------   ---------   ---------
Increase (decrease) in cash and cash
 equivalents                                     (870)      3,295       9,230      (4,215)
Cash and cash equivalents at beginning
 of period                                     11,348       1,093       1,248       8,603
                                            ---------   ---------   ---------   ---------
Cash and cash equivalents at end of
 period                                     $  10,478   $   4,388   $  10,478   $   4,388
                                            =========   =========   =========   =========

Disclosures of noncash investing activities
Accounts receivable for proceeds from
 the sale of oil and gas properties
 (Note 3)                                   $       -   $   1,047   $       -   $   1,047
                                            =========   =========   =========   =========

See accompanying notes.

                                RAM Energy, Inc.

             Notes to Unaudited Consolidated Financial Statements

 1. Summary of Significant Accounting Policies, Organization and Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. (the "Company") for the three- and six-month periods ended June 30, 1998 and 1999. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. Certain reclassifications have been made to the prior period statements to conform with current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

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
                                                    =======

The following unaudited pro forma data presents the results of the Company's operations for the six months ended June 30, 1998, as if the acquisition had occurred on January 1, 1998. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments to include the operating activity of Carlton adjusted to reflect the Company's adjusted basis since acquisition and additional interest related to the acquisition (in thousands, except per share).

               Operating revenues                       $18,357
                                                        =======
               Net loss                                 $(3,091)
                                                        =======
               Net loss per common share                $(1.13)
                                                        =======

 3.  Property Sales

During 1999, the Company sold certain oil and gas properties with a total sales price of $2.7 million. At June 30, 1999, proceeds of $1.6 million had been received with the remaining $1.1 million recorded in other accounts receivable. Such amount was collected in July 1999.

 4.  Equity Investee - RVC Energy, Inc.

In August 1998, the Company acquired 49.5% of the voting common stock and all of the nonvoting common stock of RVC Energy, Inc. ("RVC"). RVC is an unrestricted affiliate of the Company and is accounted for under the equity method of accounting. Summarized income statement information for RVC for the six months ended June 30, 1999 is as follows (in thousands):

      Operating revenues                     $  3,845
                                             ========
      Operating loss                         $   (845)
                                             ========
      Net loss                               $ (1,576)
                                             ========

RVC has a $50 million credit facility ($38 million outstanding at June 30, 1999) secured by RVC's oil and gas properties. RVC did not make payments due under this facility in 1999 and is also not compliant with certain other covenants. As a result, RVC's creditors may demand payment in full or seek other remedies available under the terms of the credit facility. While the management of RVC is presently negotiating with the creditors, the final outcome of these negotiations, and the impact, if any, on the realization of the Company's investment in RVC, cannot be determined at this time.

 5.  Long-term Debt

By agreement effective August 12, 1999, the Company and its Banks amended the Company's Credit Facility to (i) provide for repayment of the outstanding advances ($25 million at June 30, 1999) under the Credit Facility in installments during the period ending June 30, 2000, (ii) permit the sale by the Company of certain of its oil and gas properties, with 75% of the sale proceeds to be applied toward the next principal reduction installment, (iii) provide for mandatory prepayments of principal out of 40% of the Company's monthly excess cash flow (defined generally as gross revenues less operating expenses, production and ad valorem taxes, general and administrative expenses, approved capital expenditures and principal and interest payments under the Credit Facility), (iv) limit general and administrative expenses to essentially current levels, and (v) provide for an interest rate equal to Union Bank's base rate plus 2%. Under the amendment either Bank may, at any time, decline its pro rata share of any required installment or prepayment in which event the Company's installment or prepayment obligation will be reduced by the amount so declined. The Company expects to fund the payments required under the amendment out of property sale proceeds and operating cash flow.

Accordingly, the outstanding borrowings under the Credit Facility at June 30, 1999, which were previously classified as noncurrent, have been reclassified as current in the accompanying consolidated financial statements.

 6.  Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1998 and June 30, 1999 exceeded the fair value by approximately $419,000 and $142,000, respectively, representing the amount the Company would be required to pay to terminate the contracts at such date. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and June 30, 1999 by approximately $37.4 million and $51.8 million, respectively, based on quoted market prices.

 7.  Contingencies

In 1996, the Company's predecessor sold an oil and gas property located in Louisiana state waters in Plaquemines Parish. The property included several currently uneconomical wells for which the Company estimates the plugging and abandonment ("P&A") obligation is approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, the Company has recorded a contingent liability of $600,000, which is included in the accompanying consolidated balance sheets.

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

General

     RAM Energy, Inc., ("RAM" or the "Company") is an independent oil and gas company engaged in the acquisition, development and production of oil and gas properties, primarily in the Mid-Continent Area and the Permian Basin. The Company also operates gathering and disposal systems in Oklahoma.

     Historically, the Company has added reserves mainly through acquisitions and development. The Company intends to continue to pursue attractive oil and gas acquisitions and exploratory opportunities. Any future acquisitions or major development will require additional financing which will be dependent upon financing arrangements, if any, available at the time.

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

     The Company has entered into hedging arrangements for natural gas production from July 1999 through March 2000 on 3,370,000 Mmbtu that provide an average floor price of $2.180 per Mmbtu.

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

Results of Operations

     Three Months Ended June 30, 1999 Compared to Three Months
     Ended June 30, 1998

     Operating Revenues. Operating revenues decreased by $393,000, or 4.8% for the three months ended June 30, 1999, compared to the year earlier period. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on operating revenues, for the periods indicated:

                         Three Months Ended           1999 Compared to 1998
                              June 30,           -------------------------------
                           --------------        % Increase   Operating Revenue
                           1998      1999        (Decrease)  Increase (Decrease)
                           ----      ----        ----------  -------------------
                                                             (Dollars in Thousands)
Production volumes:
  Natural gas (Mmcf)      2,423     2,153          (11.1)         $(540)
  Oil (Mbbls)               136        98          (28.0)          (461)
Average sale prices:
  Natural gas (per Mcf)  $ 2.00    $ 1.80          (10.0)          (428)
  Oil (per Bbl)           12.10     14.70           21.5            254

     Oil and gas revenues were lower in the second quarter of 1999 as compared to the second quarter of 1998 with a 15.4% decrease in production, and 3.2% decrease in realized prices, both on an Mcfe basis. Average daily production was 30 million cubic feet of natural gas equivalent in the second quarter of 1999 compared to 36 million cubic feet of natural gas equivalent during the second quarter of 1998, a decrease of 15.4%. Natural gas production decreased by 11.1% and oil production decreased 28.0% for the comparable periods. Oil production decreased due to property sales during the second half of 1998 and during the second quarter of 1999. The average realized sales price for natural gas was $1.80 Mcf for the quarter ended June 30, 1999, compared to $2.00 per Mcf for the year-ago quarter, a decrease of 10.0%. The average realized oil price for the quarter ended June 30, 1999 was $14.70 per Bbl, and for the quarter ended June 30, 1998 was $12.10 per Bbl, a 21.5% increase.

     Oil and Gas Production Expense. Oil and gas production expense decreased by $491,000, or 20.1%, for the three months
ended June 30, 1999, compared to the same period  in 1998.   Oil
and gas production expense was $.71 per Mcfe for the second quarter of 1999, a decrease from $.75 per Mcfe in the second three months of 1998. The net decrease in oil and gas production expense was due primarily to the sales of properties in the second half of 1998 and second quarter of 1999.

     Gathering System. Revenues from this source were $1,695,000 for the three months ended June 1998 and were $2,299,000 for the three months ended June 30, 1999. The Company is also obligated to deliver 10,000 Mmbtu's daily at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Outside purchases were $1,166,000 for the second quarter of 1998 and system operating costs were $153,000, whereas for the three months ended June 30, 1999 the outside purchases totaled $1,657,000 and system operating costs were $117,000.

     Depreciation and Amortization ("D&A") Expense.
Depreciation and amortization expenses decreased $66,000, or 1.9% for the second quarter of 1999 compared to the same period in 1998, and was $1.23 per Mcfe for the 1999 quarter, an increase of 15.9% compared to the $1.06 per Mcfe for the 1998 quarter. This overall decrease is due primarily to the sales of properties in late 1998. The per Mcfe increase is due to straight-line depreciation of the gathering system and less oil and gas production for the period. For oil and gas D&A only, the results were $.96 per Mcfe for the 1999 quarter compared with $.87 per Mcfe for the 1998 quarter.

     G & A Expense.   General and administrative expense
increased $259,000, or 28%, in the three months ended June 30, 1999 as compared with the 1998 period. In the second quarter of 1999 the Company recorded reduced overhead reimbursements due to operated properties sold during the second half on 1998.

     Interest Expense. Interest expense decreased to $3.65 million for the three months ended June 30, 1999 compared to $3.75 million for the comparable period of the preceding year. This decrease was attributable to lower effective interest rates.

     Income Taxes. In connection with the Carlton Acquisition, the Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the Carlton Acquisition.

     Net Loss.   Due to the factors described above, net loss
was $3.1 million for the second quarter of 1999 compared to a net loss of $2.4 million for the second quarter of 1998.

     Six Months Ended June 30, 1999 Compared to Six Months Ended
     June 30, 1998

     Operating Revenues. Operating revenues increased by $756,000, or 5.0% for the six months ended June 30, 1999, compared to the year earlier period. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on operating revenues, for the periods indicated:

                           Six Months Ended           1999 Compared to 1998
                               June 30,         --------------------------------
                            --------------      % Increase  Operating Revenue
                            1998      1999      (Decrease) Increase (Decrease)
                            ----      ----      ---------- ---------------------
                                                           (Dollars in Thousands)
Production volumes:
  Natural gas (Mmcf)       4,293     4,240          (1.2)         $(120)
  Oil (Mbbls)                262       204         (22.2)          (658)
Average sale prices:
  Natural gas (per Mcf)   $ 2.24    $ 2.10          (6.6)          (626)
  Oil (per Bbl)            11.31     12.52          10.7            246

     Oil and gas revenues were lower in the first six months of 1999 as compared to the same period of 1998 with a 6.9% decrease in production and a 2.5% decrease in realized prices, both on an Mcfe basis. Average daily production was 30 million cubic feet of natural gas equivalent in the first six months of 1999 compared to 32 million cubic feet of natural gas equivalent during the same period of 1998, a decrease of 6.9%. Natural gas production decreased by 1.2% and oil production decreased 22.2% for the comparable periods. Oil production decreased due to property sales during the second half of 1998 and during the second quarter of 1999. The average realized sales price for natural gas was $2.10 Mcf for the first half of 1999, compared to $2.24 per Mcf for the year-ago period, a decrease of 6.6%. The average realized oil price for the six months ended June 30, 1999 was $12.52 per Bbl, and for the six months ended June 30, 1998 was $11.31 per Bbl, a 10.7% increase.

     Oil and Gas Production Expense. Oil and gas production expense decreased by $467,000, or 10.9%, for the six months ended
June 30, 1999, compared to the same period  in 1998.   The oil
and gas production expense was $.70 per Mcfe for the first half of 1999, a decrease from $.73 per Mcfe in the first six months of 1998. The net decrease in oil and gas production expense was due primarily to the sales of properties in the second half of 1998 and the second quarter of 1999.

     Gathering System. Revenues from this source were $2,361,000 for the six months ended June 1998 and were $3,969,000 for the six months ended June 30, 1999. The Company is also obligated to deliver 10,000 Mmbtu's daily at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Outside purchases were $1,613,000 for the first half of 1998 and system operating costs were $190,000, whereas for the six months ended June 30, 1999 the outside purchases totaled $2,816,000 and system operating costs were $214,000.

     Depreciation and Amortization ("D&A") Expense.
Depreciation and amortization expenses increased $564,000, or 9.3% for the first half of 1999 over the same period in 1998, and was $1.22 per Mcfe for the 1999 six months, an increase of $.18, or 17.3% compared to the $1.04 per Mcfe for the 1998 period. The per Mcfe increase is due to straight-line depreciation of the gathering system and less oil and gas production for the period. For oil and gas D&A only, the results were $.95 per Mcfe for the first six months of 1999 compared with $.88 Mcfe for the 1998 period.

     G & A Expense.   General and administrative expense
increased $263,000, or 13%, in the six months ended June 30, 1999 as compared with the 1998 period. During the first half of 1999 the Company recorded reduced overhead reimbursements due to operated properties sold during the second half on 1998.

     Interest Expense.  Interest expense increased to $7.29
million for the six months ended June 30, 1999 compared to $6.13 million for the comparable period of the preceding year. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates.

     Income Taxes. In connection with the Carlton Acquisition, the Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the Carlton Acquisition.

     Net Loss.   Due to the factors described above, net loss
increased $1.7 million or 49%, from a net loss of $3.5 million in the first half of 1998, to a net loss of $5.2 million in the same period of 1999.

Liquidity and Capital Resources

     As of June 30, 1999 the Company had cash and cash equivalents of $4.4 million.

     As of June 30, 1999 the Company had $132 million of indebtedness outstanding. This was comprised of $107 million of Senior Notes due 2008 issued in late February, 1998, and $25 million of advances under the Credit Facility discussed below. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including indebtedness under the Credit Facility. See "-- Credit Facility."

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

     Credit Facility. The Company has a $50 million credit facility ("Credit Facility") with Union Bank of California, N.A. and Den norske Bank ASA (the "Banks"), pursuant to which $25 million has been advanced and is outstanding. Advances under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company. The amount of credit available at any time under the Credit Facility may not exceed the borrowing base, which presently is $25 million but may be redetermined semi-annually. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of additional indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

     By agreement effective August 12, 1999, the Company and the Banks amended the Credit Facility to (i) provide for repayment of the outstanding advances under the Credit Facility in installments during the period ending June 30, 2000, (ii) permit the sale by the Company of certain of its oil and gas properties, with 75% of the sale proceeds to be applied toward the next principal reduction installment, (iii) provide for mandatory prepayments of principal out of 40% of the Company's monthly excess cash flow (defined generally as gross revenues less operating expenses, production and ad valorem taxes, general and administrative expenses, approved capital expenditures and principal and interest payments under the Credit Facility), (iv) limit general and administrative expenses to essentially current levels, and (v) provide for an interest rate equal to Union Bank's base rate plus 2%. Under the amendment either Bank may, at any time, decline its pro rata share of any required installment or prepayment in which event the Company's installment or prepayment obligation will be reduced by the amount so declined. The Company expects to fund the payments required under the amendment out of property sale proceeds and operating cash flow.

     Cash Flows from Operating Activities.   For the three months
ended June 30, 1999 net cash provided by the Company's operating activities was $2.4 million and for the six months then ended cash used by operating activities was $4.5 million; this compares to cash provided by operating activities of $4.7 million and $5.6 million for the comparable respective periods in 1998. The primary use of cash for the six months ended June 30, 1999 was reduction of accounts payable.

     Cash Flows from Investing Activities. For the three months and six months ended June 30, 1998 net cash used in the Company's investing activities was $4.3 million and $7.9 million (excluding the Carlton Acquisition), respectively, comprised primarily of payments for oil and gas well drilling activities. This compares with $.26 million provided for the six months ended June 30, 1999 including $1.6 million of cash received for property sales. At current prices and without additional financing, the Company has budgeted $3.5 million for capital expenditures in 1999, exclusive of acquisitions. The Company expects to use cash flow from operations, cash balances and property sales to fund these expenditures.

     Year 2000.   The Company has assessed the effects of Year 2000
on its information technology ("IT") and non-IT systems and the systems of others on which it depends. IT systems include telecommunications and computers. Non-IT systems include microcontrollers or other date-sensitive electronic devices used in flow control or measurement of hydrocarbons employed in the oil and gas producing industry. The Company owns or operates few non-IT devices.

     Company Readiness.    All of the Company's telephone systems,
computers and computer operating systems are Year 2000 compliant.
The Company's mainframe application software is also Year 2000 compliant.

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

     Contingency Plans. The Company has no contingency plan for conversion of its own business application software, and none will be formulated. With regard to contingency plans for the failure, or possible failure, of others, each major source of funds or non-IT dependence will be handled on a case-by-case basis, with full preparedness expected by September 30, 1999.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1998 and June 30, 1999 exceeded the fair value by approximately $419,000 and $142,000, respectively, representing the amount the Company would be required to pay to terminate the contracts at such date. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and June 30, 1999 by approximately $37.4 million and $51.8 million, respectively, based on quoted market prices.

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

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

The following exhibit is filed as a part of this report:

Exhibit
Number                Description
-------   -----------------------------------------

10.12.1 Amendment No. 3 and Consent and Waiver dated effective as of August 12, 1999 by Union Bank of California, N.A. and Den norske Bank ASA (collectively, the "Banks") in favor of RAM Energy, Inc., a Delaware corporation ("Borrower") (1)

27        Financial Data Schedule  (1)
_______________

(1)       Filed herewith.

         (b)  Report on Form 8-K

         None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAM ENERGY, INC.
                                   (Registrant)


Date:  August 20, 1999             By:  LARRY E. LEE
                                        Larry E. Lee
                                        President and Chief Executive
                                          Officer

                                   By:  JOHN M. LONGMIRE
                                        John M. Longmire
                                        Senior Vice President and
                                          Treasurer and Chief Financial
                                          Officer

                              EXHIBIT INDEX

Exhibit
No.           Description                      Method of Filing
-------   -----------------------           ------------------------------

10.12.1   Amendment No. 3 and Consent and   Filed herewith electronically
          Waiver dated effective as of
          August 12, 1999 by Union Bank of
          California, N.A. and Den norske
          Bank ASA (collectively, the "Banks")
          in favor of RAM Energy, Inc., a
          Delaware corporation ("Borrower")

27        Financial Data Schedule           Filed herewith electronically