Form 10-Q
period 1999-09-30
RAM ENERGY INC/OK
filed 1999-11-15
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1999

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

                        RAM ENERGY, INC.
                            FORM 10-Q
                        TABLE OF CONTENTS


                                                             Page

PART I.  FINANCIAL INFORMATION

       Consolidated Balance Sheets - December 31, 1998 and
        September 30, 1999 (unaudited)                         2

       Consolidated Statements of Operations - Three months
        and nine months ended September 30, 1998 and 1999
        (unaudited)                                            3

       Consolidated Statements of Cash Flows - Three months
        and nine months ended September 30, 1998 and 1999
        (unaudited)                                            4

       Notes to Unaudited Consolidated Financial Statements    5

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II.  OTHER INFORMATION

       Other Information

       Exhibits and Reports on Form 8-K

SIGNATURES

                                RAM Energy, Inc.

                          Consolidated Balance Sheets
                            (Dollars in Thousands)
                                                December 31, September 30,
                                                   1998          1999
                                                --------------------------
                                                             (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                      $    8,603   $    2,550
 Accounts receivable:
  Oil and gas sales                                  3,387        3,303
  Joint interest operations, net of allowance
   for doubtful accounts of $358 in 1998 and
   $377 in 1999                                      2,117        1,309
  Related parties                                      147           56
  Other                                                115           65
 Prepaid expenses and deposits                         431          405
                                                -----------------------
Total current assets                                14,800        7,688

Properties and equipment, at cost:
 Oil and gas properties and equipment, based on
  full cost accounting (Note 5)                    119,697      114,793
 Gathering and disposal systems                     39,184       39,531
 Other property and equipment                        3,781        3,908
                                                -----------------------
                                                   162,662      158,232
 Less accumulated amortization and depreciation     28,388       37,298
                                                -----------------------
Net properties and equipment                       134,274      120,934

Investment in RVC Energy, Inc. (Note 3)              1,307            -

Other assets:
 Deferred loan costs, net of accumulated
  amortization of  $715 in 1998 and $961 in
  1999                                                 955          709
 Deferred offering costs, net of accumulated
  amortization of $395 in 1998 and $747 in 1999      4,307        3,955
 Other                                                 808          390
                                                -----------------------
Total assets                                      $156,451     $133,676
                                                =======================
Liabilities and stockholders' deficiency
Current liabilities:
 Accounts payable:
  Trade                                         $    6,230   $    4,030
  Oil and gas proceeds due others                    4,378        4,465
  Related party                                        826            -
 Accrued liabilities:
  Compensation                                         320          113
  Interest                                           4,942        2,035
  Other                                                 65           65
 Long-term debt due within one year (Note 4)           109       20,198
                                                -----------------------
Total current liabilities                           16,870       30,906

Gas balancing liability not expected to be
 settled within one year                               735          371
Long-term debt due after one year (Note 4)         131,630      106,813
Deferred income taxes                               17,056       13,156
Commitments and contingencies                          600          600

Stockholders' deficiency:
 Preferred stock, $.01 par value; authorized-
  5,000,000 shares; none issued                          -            -
 Common stock, $.01 par value; authorized-
  15,000,000 shares; issued and outstanding-
  2,727,000 shares                                      27           27
 Paid-in capital                                        16           16
 Accumulated deficit                               (10,483)     (18,213)
                                                -----------------------
Stockholders' deficiency                           (10,440)     (18,170)
                                                -----------------------
Total liabilities and stockholders' deficiency  $  156,451   $  133,676
                                                =======================

                     See accompanying notes.

                                  RAM Energy, Inc.

                        Consolidated Statements of Operations
                                     (Unaudited)
                 (Dollars in Thousands, Except for Per Share Amounts)
                                       Three months ended   Nine months ended
                                         September 30,        September 30,
                                        1998       1999      1998       1999
                                    ------------------------------------------
Operating revenues:
 Oil and gas sales                    $ 6,512    $ 5,868   $ 19,108   $ 17,307
 Gathering systems                      1,853      2,669      4,214      6,638
 Other                                     96        256        181        645
                                    ------------------------------------------
Total operating revenues                8,461      8,793     23,503     24,590

Operating expenses:
 Oil and gas production expenses        2,055      1,956      6,336      5,770
 Gathering system purchases             1,271      1,978      2,884      4,794
 Gathering system operations              142         99        332        313
 Amortization and depreciation          4,189      3,003     10,448      9,655
 General and administrative,
  overhead and other expenses,
  net of operator's overhead
  fees to unrelated interests             853      1,082      2,874      3,367
                                    ------------------------------------------
Total operating expenses                8,510      8,118     22,874     23,899
                                    ------------------------------------------
Operating income (loss)                   (49)       675        629        691

Other income (expense):
 Interest expense                      (3,730)    (3,861)    (9,693)   (11,152)
 Interest income                          109         39        281        138
 Equity in net loss of RVC
  Energy, Inc. (Note 3)                  (141)      (527)      (141)    (1,307)
                                    ------------------------------------------
Loss before income taxes               (3,811)    (3,674)    (8,924)   (11,630)

Income taxes                           (1,451)    (1,185)    (3,055)    (3,900)
                                    ------------------------------------------
Net loss                              $(2,360)   $(2,489)  $ (5,869)  $ (7,730)
                                    ==========================================

Net loss per share                      $(.87)     $(.91)    $(2.15)    $(2.83)
                                    ==========================================
Weighted average shares outstanding 2,727,000  2,727,000  2,727,000  2,727,000
                                    ==========================================

                             See accompanying notes.

                                 RAM Energy, Inc.

                       Consolidated Statements of Cash Flows
                                  (Unaudited)
                              (Dollars in Thousands)
                                        Three months ended  Nine months ended
                                           September 30,      September 30,
                                          1998      1999      1998     1999
                                      ---------------------------------------
Cash flows from operating activities
Net loss                                $(2,360)  $(2,489)  $(5,869)  $(7,730)
Adjustments to reconcile net
 loss to net cash provided
 (used) by operating activities:
 Equity in net loss of RVC Energy, Inc.     141       527       141     1,307
 Provision for doubtful
  accounts receivable and other               -        11         -        19
 Amortization of Senior Notes
  discount included in interest
  expense                                    51        48       106       118
 Amortization and depreciation:
  Oil and gas properties and
   equipment                              3,444     2,274     8,593     7,460
  Gathering and disposal systems            488       488     1,138     1,463
  Senior Notes fees                         115       117       284       352
  Credit facility fees                       92        82       267       246
  Other property and equipment               50        41       166       134
 Deferred income taxes                   (1,451)   (1,185)   (3,055)   (3,900)
 Cash provided (used) by
  changes in operating assets and liabilities:
  Prepaid expenses and deposits             665        50       579        26
  Accounts receivable                    (1,387)      110    (1,298)    1,014
  Accounts payable                         (267)    1,626       411    (2,939)
  Accrued liabilities and other          (2,750)   (2,923)    1,189    (3,114)
  Gas balancing liability                  (114)     (233)    (295)      (364)
                                      ---------------------------------------
Total adjustments                          (923)    1,033    8,226      1,822
                                      ---------------------------------------
Net cash provided (used) by
 operating activities                    (3,283)   (1,456)   2,357     (5,908)

Cash flows from investing activities
Payments for acquisition of
 Carlton Resources Corporation
 (net of cash acquired) (Note 2)              -         -  (42,600)         -
Payment for investment in RVC
 Energy, Inc. (Note 2)                   (2,000)        -   (2,000)         -
Payments for oil and gas
 properties and equipment               (11,655)   (1,679) (19,277)    (2,777)
Proceeds from sales of oil and
 gas properties and equipment             1,500     1,018    1,601      2,659
Payments for gathering and
 disposal systems                           (68)       (9)     (71)      (347)
Payments for other property
 and equipment                              (68)      (13)    (267)      (145)
Proceeds from sales of other
 property and equipment                       -         -        -         18
Payments for other assets                  (175)        -     (482)       (30)
Proceeds from sales of other assets           -       125       53        323
                                      ---------------------------------------
Net cash used by investing activities   (12,466)     (558) (63,043)      (299)

Cash flows from financing activities
Proceeds from Senior Notes
 Offering, net of discount                    -         -  113,328          -
Payments of deferred offering costs           -         -   (5,008)         -
Principal payments on other
 long-term debt                             (34)   (4,905) (62,081)    (4,985)
Proceeds from borrowings on
 other long-term debt                     9,016        81   19,095        139
Proceeds from volumetric
 production payment                           -     5,000        -      5,000
Payments for Preferred Stock redemption       -         -   (2,074)         -
Payments for loan origination fees           (7)        -     (118)         -
                                      ---------------------------------------
Net cash provided by financing activities 8,975       176   63,142        154
                                      ---------------------------------------
Increase (decrease) in cash
 and cash equivalents                    (6,774)   (1,838)   2,456     (6,053)

Cash and cash equivalents at
 beginning of period                     10,478     4,388    1,248      8,603
                                      ---------------------------------------
Cash and cash equivalents at
 end of period                           $3,704    $2,550   $3,704     $2,550
                                      =======================================

                          See accompanying notes.

                                  RAM Energy, Inc.

              Notes to Unaudited Consolidated Financial Statements


1.  Summary of Significant Accounting Policies, Organization  and
    Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. (the "Company") for the three- and nine-month periods ended September 30, 1998 and 1999. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. Certain reclassifications have been made to the prior period statements to conform with current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

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
                                            ========

The following unaudited pro forma data presents the results of the Company's operations for the nine months ended September 30, 1998, as if the acquisition had occurred on January 1, 1998. The pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the results which would have been obtained had the acquisition been consummated as presented. The following data reflect pro forma adjustments to include the operating activity of Carlton adjusted to reflect the Company's adjusted basis since acquisition and additional interest related to the acquisition (in thousands, except per share).

          Operating revenues                  $25,769
                                             ========
          Net loss                            $(6,483)
                                             ========
          Net loss per common share            $(2.38)
                                             ========

3. Equity Investee - RVC Energy, Inc.

In August 1998, the Company acquired 49.5% of the voting common stock and all of the nonvoting common stock of RVC Energy, Inc. ("RVC"). RVC is an unrestricted affiliate of the Company and is accounted for under the equity method of accounting. Summarized income statement information for RVC for the nine months ended September 30, 1999 is as follows (in thousands):

         Operating revenues                    $5,909
                                              =======
         Operating loss                         $(994)
                                              =======
         Net loss                             $(2,237)
                                              =======

RVC has a $50 million credit facility ($38 million outstanding at September 30, 1999) secured by RVC's oil and gas properties. RVC did not make payments due under this facility in 1999 and is also not compliant with certain other covenants. As a result, RVC's creditors may demand payment in full or seek other remedies available under the terms of the credit facility. The management of RVC is presently negotiating with the creditors and the final outcome of these negotiations cannot be determined at this time. The Company has recognized as an impairment approximately $200,000 during the three months ended September 30, 1999 to reduce its remaining carrying value in RVC to zero.

4. Long-term Debt

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

By agreement effective September 30, 1999, the Company and its Banks further amended the credit facility to provide that payment of $4.5 million of the volumetric production payment proceeds (Note 5) satisfied the Company's September 30 principal reduction obligation under the amended credit facility, and to provide for repayment in full of the remaining principal balance ($20.1 million at September 30, 1999) by December 31, 1999. The Company expects to fund the required repayment through property sales proceeds or by refinancing its existing credit facility with other banks or lenders.

5. Volumetric Production Payment

On September 28, 1999, the Company entered into a nonrecourse volumetric production payment agreement (the "Production Payment") with Duke Energy Corporation ("Duke"), pursuant to which the Company will deliver to Duke 2.8 Bcf of natural gas produced from certain of the Company's properties over a five-year period. Such volumes were excluded from the Company's proved reserves at September 30, 1999. Proceeds of the Production Payment were $5 million and were recorded as a reduction of oil and gas properties on the accompanying consolidated balance sheets. Of the proceeds, $4.5 million was paid by the Company on September 30, 1999 to reduce the outstanding principal balance under its credit facility (Note 4).

6. Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1998 and September 30, 1999 exceeded the fair value by approximately $419,000 and $125,000, respectively, representing the amount the Company would be required to pay to terminate the contracts at such date. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and September 30, 1999 by approximately $37.4 million and $55.1 million, respectively, based on quoted market prices.

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

  Historically the Company has added reserves mainly through acquisitions and development. The Company intends to continue to pursue attractive oil and gas acquisitions, development drilling and exploratory opportunities.

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

  The Company operates a 169-mile gathering system that transports gas in one transportation line and liquids in the form of salt water and oil in a separate transportation line. Fees are based on various contracts at both fixed prices per unit of volume, and percentage of sales proceeds for gas. The system serves both the Company and third parties, but reported revenues are those derived from third parties only. The system is obligated to deliver 10 thousand Mmbtu's daily at the tail-gate and purchases outside gas to satisfy that obligation. The Company acquired the system and oil and gas reserves in an acquisition made in late February, 1998. The results of operations discussed below include the operations of that acquisition since March 1998.

  RAM has entered into hedging arrangements for natural gas production from October, 1999 through March 2000 on 2,140,000
Mmbtu that provide an average floor price of $2.289 per Mmbtu.

Results of Operations

  Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998

  Operating Revenues. Operating revenues increased by $332,000, or 4%, for the three months ended September 30, 1999, compared to the year earlier period. Operating revenues are comprised of Oil and Gas sales, Gathering systems, and Other.

  The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on operating revenues, for the periods indicated:

                            Three Months Ended         1999 Compared to 1998
                               September 30     -------------------------------
                            ------------------  % Increase   Operating Revenue
                              1998      1999    (Decrease)  Increase (Decrease)
                              ----      ----    ----------  -------------------
                                                         (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)         2,173     2,023      ( 6.9)        $(340)
  Oil (Mmbls)                  141        77      (45.0)         (712)

Average sale prices:
  Natural gas (per Mcf)      $2.27     $2.15      ( 5.1)         (233)
  Oil (per Bbl)              11.24     19.55       73.9           643


     Oil and gas revenues were lower in the third quarter of 1999 as compared to the third quarter of 1998 with an 18% decrease in production, partially offset by a 9% increase in realized prices, both on an Mcfe basis. 40% of the production decrease was due to properties sold by the Company during the second quarter of 1999. Average daily production was 27 million cubic feet of natural gas equivalent in the third quarter of 1999 compared to 33 million cubic feet of natural gas equivalent during the third quarter of 1998. Total natural gas production decreased by 7% and oil production decreased 45% for the comparable periods. The average realized sales price for natural gas was $2.15 per Mcf for the quarter ended September 30, 1999, compared to $2.27 per Mcf for the year-ago quarter, a decrease of 5.1%. The average realized oil price for the quarter ended September 30, 1999 was $19.55 per Bbl, and for the quarter ended September 30, 1998 was $11.24 per Bbl, a 74% increase.

  Gathering System. Revenues from this source were $1,853,000 for the three months ended September 30, 1998 and were $2,669,000
for the three months ended September 30, 1999.   Outside
purchases were $1,271,000 for the third quarter of 1998 and system operating costs were $142,000, whereas for the three months ended September 30, 1999 the outside purchases totaled $1,978,000 and system operating costs were $99,000. The cash margin from the gathering system increased from $440,000 for the three months ended September 30, 1998 to $592,000 for the three months ended September 30, 1999.

  Other. Other revenue increased $160,000, or 167%, from $96,000 for the quarter ended September 30, 1998 to $256,000 for the quarter ended September 30, 1999. The primary cause of this increase was management fees received from an affiliated company.

  Oil and Gas Production Expense. Oil and gas production expense decreased by $99,000, or 5%, for the three months ended September 30, 1999, compared to the same period in 1998. The decrease in oil and gas production expense was due primarily to the sale of high operating expense properties during the second quarter of 1999.

  Depreciation and Amortization ("D&A") Expense.
Depreciation and amortization expenses decreased $1.186 million, or 28%, for the third quarter of 1999 over the same period in 1998, and was $1.21 per Mcfe for the 1999 quarter, a decrease of $.18 per Mcfe, or 13%, compared to the $1.39 per Mcfe for the
1998 quarter.   For oil and gas D&A only, the results were $0.91
per Mcfe for the 1999 quarter compared with $1.14 per Mcfe for the 1998 quarter, a 20% decrease.

  G & A Expense.   General and administrative expense
increased $229,000, or 27%, in the three months ended September 30, 1999 as compared with the 1998 period. In the third quarter of 1999 the Company recorded reduced overhead reimbursements due to operated properties sold during the second quarter of 1999.

  Interest Expense. Interest expense was virtually unchanged for the quarter-to-quarter comparison, at approximately $3.8 million for the three months ended September 30, 1998 and 1999.

  Income Taxes. In connection with acquisition made in late February 1998, the Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the acquisition.

  Net Loss.   Due to the factors described above, net loss
increased $129,000, or 5%, from a net loss of $2.36 million for the third quarter of 1998, to a net loss of $2.49 million for the same period of 1999.

  Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998

  Operating Revenues. Operating revenues increased by $1.087 million, or 6%, for the nine months ended September 30, 1999, compared to the year earlier period. Operating revenues are comprised of Oil and gas sales, Gathering systems, and Other.

  The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on operating revenues, for the periods indicated:

                          Nine Months Ended          1999 Compared to 1998
                            September 30,     --------------------------------
                          ------------------  % Increase   Operating Revenue
                            1998      1999    (Decrease)   Increase (Decrease)
                            ----      ----    ----------   -------------------
                                                          (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)       6,466     6,263       (3.1)        $(447)
  Oil (Mmbls)                403       281      (30.2)       (1,482)
Average sale prices:
  Natural gas (per Mcf)    $2.20     $2.11       (3.7)         (505)
  Oil (per Bbl)            12.20     14.46       18.5           635

     Oil and gas revenues were lower in the first nine months of 1999 as compared to the same period of 1998 with an 11% decrease in production and a 1% increase in realized prices, both on an Mcfe basis. 34% of the production decrease was due to properties sold by the Company during the second quarter of 1999. Average daily production was 29 million cubic feet of natural gas equivalent in the first nine months of 1999 compared to 32.5 million cubic feet of natural gas equivalent during the same period of 1998, a decrease of 11%. Total natural gas production decreased by 3% and oil production decreased 30% for the comparable periods. The average realized sales price for natural gas was $2.11 per Mcf for the first nine months of 1999, compared to $2.20 per Mcf for the year-ago period, a decrease of 4%. The average realized oil price for the nine months ended September 30, 1999 was $14.46 per Bbl, and for the nine months ended September 30, 1998 was $12.20 per Bbl, a 19% increase.

  Gathering System.  Revenues from this source were $4,214,000 for the nine months ended September 30, 1998 and were $6,638,000 for the nine months ended September 30, 1999. Outside purchases were $2,884,000 for the first nine months of 1998 and system operating costs were $332,000, whereas for the nine months ended September
30, 1999 the outside purchases totaled  $4,794,000 and system
operating costs were $313,000.    The cash margin from the
gathering system increased from $998,000 for the nine months ended September 30, 1998 to $1.531 million for the nine months ended September 30, 1999.

  Other. Other revenue increased $464,000, or 256%. from $181,000 for the nine months ended September 30, 1998 to $645,000 for the nine months ended September 30, 1999. The primary cause of this increase was management fees received from an affiliated company.

  Oil and Gas Production Expense. Oil and gas production expense decreased by $566,000, or 9%, for the nine months ended September 30, 1999, compared to the same period in 1998. The decrease in oil and gas production expense was due primarily to the sale of high operating expense properties during the second quarter of 1999.

  Depreciation and Amortization ("D&A") Expense.
Depreciation and amortization expenses decreased $793,000, or 8%, for the first nine months of 1999 over the same period in 1998, and was $1.21 per Mcfe for the 1999 nine months, an increase of $.03 per Mcfe, or 3%, compared to the $1.18 per Mcfe for the 1998 period. For oil and gas D&A only, the results were $.94 per Mcfe for the first nine months of 1999 compared with $.97 per Mcfe for the 1998 period, a 4% decrease.

  G & A Expense.   General and administrative expense
increased $493,000, or 17%, in the nine months ended September 30, 1999 as compared with the 1998 period. For the nine months ended September 30, 1999 the Company recorded reduced overhead reimbursements due to operated properties sold during the second quarter of 1999.

  Interest Expense. Interest expense increased to $11.15 million for the nine months ended September 30, 1999 compared to $9.69 million for the comparable period of the preceding year.
This increase was attributable to higher average outstanding indebtedness and higher effective interest rates.

  Income Taxes. In connection with acquisition made in late February 1998, the Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the acquisition.

  Net Loss.   Due to the factors described above, net loss
increased $1.861 million, or 32%, from a net loss of $5.869 million for the first nine months of 1998, to a net loss of $7.730 million for the same period of 1999.

Liquidity and Capital Resources

  As of September 30, 1999 the Company had cash and cash equivalents of $2.55 million.

  As of September 30, 1999 the Company had $128 million of indebtedness outstanding. This was comprised of $108 million of Senior Notes due 2008 issued in late February, 1998, and $20 million of advances under the Credit Facility discussed below. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including indebtedness under the Credit Facility. See "-- Credit Facility."

  On September 28, 1999, the Company entered into a non-recourse volumetric production payment agreement (the "Production Payment") with a unit of Duke Energy Corporation ("Duke"), pursuant to which the Company will deliver to Duke 2.8 Bcf of natural gas produced from certain of the Company's properties over a 5-year period. Proceeds of the Production Payment were $5 million, of which $4.5 million was paid by the Company on September 30, 1999 to reduce to $20.1 million the outstanding principal balance under its Credit Facility. See "-- Credit Facility."

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

  Credit Facility. The Company has a $50 million credit facility ("Credit Facility") with Union Bank of California, N.A. and Den norske Bank ASA (the "Banks"), pursuant to which $20.1 million was outstanding at September 30, 1999. Advances under the Credit Facility are secured by a lien on all oil and gas reserves, wells, personal property and contract rights of the Company with the exception of those properties covered by the Production Payment. The amount of credit available at any time under the Credit Facility may not exceed the borrowing base, which presently is $25 million but may be redetermined semi-annually. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of additional indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

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

  By agreement effective September 30, 1999, the Company and the Banks further amended the Credit Facility to provide that payment of $4.5 million of the Production Payment proceeds described above satisfied the Company's September 30 principal reduction obligation under the credit facility, and to provide for repayment in full of the remaining balance by December 31, 1999. The Company expects to fund the required repayment through property sale proceeds or by refinancing its existing credit facility with other banks or lenders.

  Net Cash from Operating Activities.   For the three months
ended September 30, 1999 net cash used in the Company's operating activities was $1.456 million compared to $3.283 million used in operations during the comparable period in 1998, a change of $1.827 million. The primary cause of this change was due to an increase in Accounts Receivable during the 1998 period of $1.0 million due to a purchase price adjustment related to the February 1998 acquisition.

  Net Cash from Investing Activities. For the three months ended September 30, 1998 net cash used in the Company's investing activities was $12.466 million, comprised of payments for oil and gas well drilling activities - $5.155 million, investment in an affiliate - $2.0 million, and the purchase of proved undeveloped reserves - $6.5 million. This compares with $558,000 used in investing activities during the 1999 quarter, comprised primarily of $1.679 million used in drilling and development activities offset by $1.018 million of proceeds from the sale of oil and gas properties. At current prices and without additional financing, the Company has budgeted $3.5 million for capital expenditures in 1999, exclusive of acquisitions. The Company expects to use cash flow from operations, cash balances and property sales to fund these expenditures.

  Net Cash from Financing Activities. For the three months ended September 30, 1998 net cash provided by the Company's financing activities was $8.975 million, comprised primarily of proceeds from bank borrowings to fund the purchase of undeveloped reserves and invest in an affiliate. By comparison, for the quarter ended September 30, 1999 net cash provided by the Company's financing activities was $176,000 comprised principally of $5.0 million from the Production Payment described above, and repayment on its Credit Facility of $4.905 million.

Year 2000

  General. The Company has assessed the effects of Year 2000 on its information technology ("IT") and non-IT systems and the systems of others on which it depends. IT systems include telecommunications and computers. Non-IT systems include microcontrollers or other date-sensitive electronic devices used in flow control or measurement of hydrocarbons employed in the oil and gas producing industry. The Company owns or operates few non-IT devices.

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

  Contingency Plans. The Company has no need for a contingency plan for conversion of its own business application software. With regard to contingency plans for the failure, or possible failure, of others, each major source of funds or non-IT dependence has been surveyed and expects to be compliant.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1998 and September 30, 1999 exceeded the fair value by approximately $419,000 and $125,000, respectively, representing the amount the Company would be required to pay to terminate the contracts at such date. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and September 30, 1999 by approximately $37.4 million and $55.1 million, respectively, based on quoted market prices.

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

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

The following exhibit is filed as a part of this report:

Exhibit
Number                Description
-------   -----------------------------------------

10.12.2 Amendment No. 4 and Consent and Waiver dated effective as of September 2, 1999 by Union Bank of California, N.A. and Den norske Bank ASA (collectively, the "Banks") in favor of RAM Energy, Inc., a Delaware corporation ("Borrower") (1)

10.12.3 Amendment No. 5 and Consent and Waiver dated effective as of September 28, 1999 by Union Bank of California, N.A. and Den norske Bank ASA (collectively, the "Banks") in favor of RAM Energy, Inc., a Delaware corporation ("Borrower") (1)

10.12.4 Amendment No. 6 and Consent and Waiver dated effective as of September 30, 1999 by Union Bank of California, N.A. and Den norske Bank ASA (collectively, the "Banks") in favor of RAM Energy, Inc., a Delaware corporation ("Borrower") (1)

27        Financial Data Schedule  (1)
_______________

(1)       Filed herewith.

         (b)  Report on Form 8-K

         None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAM ENERGY, INC.
                                   (Registrant)


Date:  November 15, 1999           By:  LARRY E. LEE
                                        Larry E. Lee
                                        President and Chief Executive
                                          Officer

                                   By:  JOHN M. LONGMIRE
                                        John M. Longmire
                                        Senior Vice President and
                                          Treasurer and Chief Financial
                                          Officer

                              EXHIBIT INDEX

Exhibit
No.           Description                      Method of Filing
-------   -----------------------           ------------------------------

10.12.2   Amendment No. 4 and Consent and   Filed herewith electronically
          Waiver dated effective as of
          September 2, 1999 by Union Bank of
          California, N.A. and Den norske
          Bank ASA (collectively, the "Banks")
          in favor of RAM Energy, Inc., a
          Delaware corporation ("Borrower")

10.12.3   Amendment No. 5 and Consent and   Filed herewith electronically
          Waiver dated effective as of
          September 28, 1999 by Union Bank of
          California, N.A. and Den norske
          Bank ASA (collectively, the "Banks")
          in favor of RAM Energy, Inc., a
          Delaware corporation ("Borrower")

10.12.4   Amendment No. 6 and Consent and   Filed herewith electronically
          Waiver dated effective as of
          September 30, 1999 by Union Bank of
          California, N.A. and Den norske
          Bank ASA (collectively, the "Banks")
          in favor of RAM Energy, Inc., a
          Delaware corporation ("Borrower")

27        Financial Data Schedule           Filed herewith electronically