Form 10-K
period 1999-12-31
RAM ENERGY INC/OK
filed 2000-03-30
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-K

[X]   Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
       For the Fiscal Year ended December 31, 1999

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

                      YES   X    NO _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. N/A

           As  of March 26, 2000, there were 2,727,000 shares  of
the  registrant's  $.01 par value Common Stock outstanding.   The
Common Stock is privately held by affiliates of the registrant.

          Documents incorporated by reference:  None
                        RAM ENERGY, INC.

                   Annual Report on Form 10-K
              for the Year Ended December 31, 1999

                       Table of Contents

 Item
Number                                                       Page

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

                            PART IV

14        Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K


                          ATTACHMENT  I
8         Audited Financial Statements . . . . . . . . . . .. . . Last

                             PART I

Item 1   Business

General

RAM Energy, Inc. ("RAM Energy" and, together with its subsidiaries, the "Company") is an independent oil and gas company engaged in the acquisition, development, exploration and production of oil and gas properties primarily in the Mid-Continent Area and in the Permian Basin. At December 31, 1999, the Company's estimated net proved reserves were 101.8 Bcf of natural gas and 3.6 MMBbls of oil, or 123.4 Bcfe, with a PV-10 Value of approximately $93 million and a reserve life of approximately 12 years. As of such date, the Company operated 535 wells, a 181-mile oil and gas gathering system and a saltwater disposal operation. The Company's interests in the wells it operates represented approximately 69% of its PV-10 Value at December 31, 1999. The Company has grown principally through producing property acquisitions, acquiring approximately $242 million of oil and gas properties since inception, including its acquisition of Carlton Resources, Inc. (the "Carlton Acquisition") which was consummated on February 24, 1998 and the Ricks Acquisition described under "Recent Events."

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

In November 1996, RAM Energy acquired the limited partner's interest in the Partnership and subsequently liquidated the Partnership and distributed all of its oil and gas properties and other assets to RAM Energy (the "Partnership Acquisition"). The Company then adopted its current strategy of aggressively managing its existing properties and seeking acquisitions and exploration opportunities to grow its revenues, production and cash flow. From December 1, 1996 to December 31, 1999, the Company drilled 94 oil and gas wells, all but six of which were successfully completed. The Company does not have information with respect to Carlton's drilling success rates. As a result of increasing emphasis on exploration, drilling results may differ from the Company's historical drilling success rate. The Company has identified approximately 179 development and exploitation opportunities on its properties. These opportunities are located primarily in intermediate depth, normally pressured reservoirs and generally involve moderate drilling and completion costs.

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

Expand Core Areas. Approximately 87% of the Company's PV-10 Value as of December 31, 1999, is in the Mid-Continent Area and the Permian Basin, and, in these areas, the Company operates a high percentage of the wells in which it owns interests. The Company believes that its geographic concentration and operating control within these core areas provide it with focused, efficient operations. The Company plans to continue to pursue acquisitions and exploration opportunities within its core areas but will evaluate opportunities elsewhere that could result in the establishment of new core areas.

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

Develop and Exploit Existing Oil and Gas Properties. The Company has identified approximately 179 infill drilling, recompletion, enhanced recovery and workover opportunities on its properties, and plans to pursue these relatively lower-risk development activities, as well as selective exploration activities.

Continue Emphasis on Exploration Prospect Development. In its efforts to build an exploration prospect inventory, the Company continues its acquisition of 2-D and 3-D seismic data on approved prospect lead areas located primarily in the Mid-Continent and Permian Basin Areas. Where practicable, the Company utilizes its 2-D data sets to high-grade its prospect lead areas and then, utilizing 3-D seismic, confirms the continuity of the Prospect for subsequent drilling. The Company currently employs three exploration geologists, one exploration landman and has project specific consulting relationships with two geophysicists. In addition, the Company actively seeks and evaluates exploration opportunities in the major exploration basins of the onshore U.S.

Recent Events

The Carlton Acquisition. On February 24, 1998, the Company acquired Carlton Resources, Inc. ("Carlton") for $41.6 million
(after certain purchase price adjustments), and on April 17, 1998, Carlton was merged into the Company. With the Carlton
Acquisition, the Company acquired interests in 360 (348 at December 31, 1999) producing oil and gas wells, primarily located in the Carmen Field in the Mid-Continent Area and other fields in the Mid-Continent Area, the Permian Basin and other oil and gas producing regions. At December 31, 1999 the Company operated 185 of these wells. The Carlton Acquisition added approximately 27.1 Bcfe of estimated net proved reserves to the Company's reserve base, as of December 31, 1999 (net of 2.1 and 1.8 Bcfe of production for the years 1998 and 1999, respectively, since the date of acquisition. The properties acquired in the Carlton Acquisition include an attractive combination of established, long-life production, development and exploratory drilling opportunities, with over 50 identified projects, and have an estimated reserve life of approximately 13 years.

As part of the Carlton Acquisition, the Company acquired, and currently owns and operates, the Carmen System, a [181-mile] oil and gas gathering system and a saltwater disposal operation in the Carmen Field of the Mid-Continent Area. The Carmen System purchases, transports and markets oil and gas production and disposes of produced water from properties owned by the Company and other oil and gas companies. The Company operates 133 of the 205 producing oil and gas wells currently dedicated to the Carmen System. Since the Carlton Acquisition, the Company has connected seven additional wells (five of which were drilled by the Company) to the Carmen System.

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

Notes Offering. On February 24, 1998, RAM Energy completed an offering of $115.0 million of 11-1/2% Senior Notes due 2008 (the "Notes"), and received net proceeds of $108.3 million. During the fourth quarter of 1998 the Company purchased $7.04 million face amount of the Notes, which were subsequently cancelled. The Indenture relating to the Notes contains certain covenants, including, but not limited to, covenants that limit:

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

The Company was designated as the operator of all oil and gas properties acquired from Ricks and a majority of the Comet properties formerly operated by Comet and its affiliates; the Company receives overhead reimbursements and a management fee from RVC and Comet.

During 1999 RVC's cash flows were insufficient to cover its debt service costs and its lender declared its credit facility in default and requested that RVC's properties be sold in satisfaction of its indebtedness. Accordingly, RAM reduced its remaining investment in RVC to $0 as of December 31, 1999.

Production Payment. On September 28, 1999 the Company entered into a volumetric production payment agreement with a unit of Duke Energy Corporation ("Duke"), pursuant to which the Company will deliver to Duke 2.8 Bcf of natural gas produced from certain of the Company's properties over a 5-year period. Consideration received by the Company was $5.0 million.

Exploration Program. The Company continues to emphasize the development of its exploration program as a means of finding and developing new reserve additions. Consistent with this strategy, the Company has recently completed its acquisition and interpretation of 3-D seismic data covering interests in 2 exploration prospects and intends to drill or participate in the drilling of a well on each such prospect later this year. The first of these prospects was the result of a Company-operated 35 mile 3-D seismic acquisition program in northwestern Oklahoma.
The Company will own 50% of this prospect and operate the drilling of all wells drilled by the participant group. The second prospect is located in south Texas and the Company will own a 7.5% non-operated working interest in this prospect.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas properties owned by the Partnership and the Company for the periods shown:

                                         Year Ended December 31,
                                         -----------------------
                                         1997      1998     1999
                                         ----      ----     ----
  Operating Data:
    Production volumes:
      Natural gas (MMcf)                 6,686    8,795    8,283
      Oil and condensate (MBbls)           467      520      362
      Total (MMcfe)                      9,487   11,916   10,456
    Average realized prices(1):
      Natural gas (per Mcf)              $2.36    $2.24    $2.08
      Oil and condensate (per Bbl)       17.08    11.81    16.13
      Per Mcfe                            2.50     2.17     2.21
    Expenses (per Mcfe):
      Lease operating (including
       production taxes)                  0.71     0.72     0.75
      Depreciation and amortization       0.92     1.15     1.24
      General and administrative          0.47     0.30     0.42
______________

 (1) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Producing Wells

The following table sets forth the number of productive wells in which the Company owned an interest as of December 31, 1999:

                                        Gross         Net
                                        -----         ---
              Natural gas                 873         207
              Oil                       1,181         240
                                        -----         ---
                Total                   2,054         447
                                        =====         ===

Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

Acreage

The following table sets forth the Company's developed and undeveloped gross and net leasehold acreage as of December 31, 1999:

                                  Gross                 Net
                                  -----                 ---
              Developed          233,739              81,233
              Undeveloped         39,298               8,772
                                 -------              ------
                Total            273,037              90,005
                                 =======              ======

Approximately 81% of the Company's net acreage was located in the Mid-Continent Area and Permian Basin as of December 31, 1999. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage is held by production or contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres.

Drilling Activities

During the periods indicated, the Company drilled the following wells.

                            1997              1998               1999
                            ----              ----               ----
                       Gross     Net     Gross      Net     Gross      Net
                       -----     ---     -----      ---     -----      ---
Development wells:
  Productive              29     5.6        53     16.1        19      2.4
  Non-productive                             4      1.5
                          --     ---        --     ----        --      ---
    Total                 29     5.6        57     17.6        19      2.4
                          ==     ===        ==     ====        ==      ===

Oil and Gas Marketing and Hedging

The Company's oil and gas production is sold primarily under market sensitive or spot price contracts. Until the third quarter of 1998 the Company sold substantially all of its casinghead gas to purchasers under varying percentage-of-proceeds contracts. By the terms of these contracts, the Company received a fixed percentage of the resale price received by the purchaser for sales of natural gas and natural gas liquids recovered after gathering and processing the Company's gas. The Company received between 84% and 100% of the proceeds from natural gas sales and from 40% to 100% of the proceeds from natural gas liquids sales received by the purchasers of the Company's production when the products were resold. The natural gas and natural gas liquids were sold primarily based on spot market prices. The revenues received by the Company from the sale of natural gas liquids are included in crude oil sales. During 1998, the Company converted some of these percentage of proceeds contracts to "keep whole" contracts wherein the Btu content of the natural gas liquids is added to the natural gas proceeds. During the year ended December 31, 1999, two purchasers accounted for approximately
52% of the Company's crude oil and natural gas sales and one customer accounted for approximately 80% of gathering system revenue. The Company believes that there are numerous other companies available to purchase the Company's crude oil and natural gas and that the loss of any or all of these purchasers would not materially affect the Company's ability to sell crude oil and natural gas.

Periodically the Company utilizes various hedging strategies to manage the price received for a portion of its future oil and gas production. The Company does not establish hedges in excess of its expected production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which the Company pays the hedging partner and below which the Company is paid by the hedging partner. These contracts allow the Company to predict with greater certainty the effective oil and gas prices to be received for its production and benefit the Company when market prices are less than the fixed prices under its hedging contracts. However, the Company will not benefit from market prices that are higher than the fixed prices in such contracts for its hedged production. At December 31, 1999, the Company had hedging contracts in place covering 15,100 MMbtu per day (approximately 55% of its estimated gas production for 2000) for January through October 2000 at an average price of $2.42 per Mmbtu. For the year ended December 31, 1999 the Company's hedging strategies reduced realized gas prices by $0.044 per Mcf. See "Management's Discussion and Analysis of Financial Condition and Results of Operations General."

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

Employees

As of December 31, 1999, the Company had 70 employees, 25 of whom were administrative, accounting or financial personnel and 45 of whom were technical and operations personnel. The Company's future success will depend partially on its ability to attract, retain and motivate qualified personnel. The Company is not a party to any collective bargaining agreements and has not experienced any strikes or work stoppages. The Company considers its relations with its employees to be satisfactory.

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

Item 2   Properties

Principal Oil and Gas Properties and Oil and Gas Reserves

The Company's oil and gas properties located in the Mid-Continent Area and the Permian Basin comprised approximately 59% and 28%, respectively, of the Company's PV-10 Value as of December 31, 1999. These regions are large, well established oil and gas producing basins with activities dating from the early 1900s and are characterized by numerous known producing horizons ranging from shallow oil and gas production to deep gas reservoirs. The Company owns interests in numerous properties which provide opportunities to increase reserves and production through additional development, recompletions, enhanced recovery methods and the use of 3-D seismic technology. The Company's interests in the wells it operates represented approximately 69% of its PV-10 Value at December 31, 1999. Substantially all of the Company's oil and gas properties are mortgaged to secure the Company's obligations under an Amended and Restated Loan and Security Agreement dated as of December 27, 1999, among RAM Energy, Inc., as Borrower, the Lenders (as described therein) and Foothill Capital Corporation as Agent for the Lenders.

The following table provides information for the Company's major fields as of December 31, 1999.

     Net Proved Reserves for Principal Oil and Gas Properties

                                                       Gas       % of Total
                                  Oil       Gas     Equivalent      PV-10
    Area                        (MBbl)     (MMcf)     (MMcfe)       Value
    ----                        ------     ------     -------       -----
    Mid-Continent                1,679     66,433     76,509        59.0
    Permian Basin                1,649     22,262     32,154        27.5
    Gulf Coast                     104     12,174     12,799        11.0
    Other                          175        895      1,939         2.5
                                 -----    -------    -------       -----
      Total net proved reserves  3,607    101,764    123,401       100.0
                                 =====    =======    =======       =====

Mid-Continent Area. In the Mid-Continent Area, the Company owns interests in 1,363 wells and operates 440 of those wells. During 1999 the Company participated in the successful drilling and completion of 9 wells. The wells drilled in 1999 were all natural gas wells, primarily production from the Red Fork, Prue, Skinner and Mississippi formations, ranging in depth from 6,000 to 13,000 feet. Future development plans include the drilling of 82 additional infill locations and 19 recompletions.

Permian Area. In the Permian Area, the Company owns interests in 597 wells and operates 91 of those wells. During 1999, the Company drilled and completed a 9,200 foot Strawn gas well in Val Verde County, Texas. Future development plans in this area include the drilling of 18 additional infill wells and 1 recompletion.

Gulf Coast Area. In the Gulf Coast Area, the Company owns interests in 59 wells and operates 40 of those wells. Principal
Company activity in this area focused upon a field located in Acadia Parish, Louisiana, where the Company completed the reprocessing of 3-D seismic data and successfully conducted recompletion operations in existing wells. Subsequent engineering study in this area has resulted in the identification of 18 additional recompletion candidates for future exploitation ranging in depth from 9,000 to 11,000 feet.

Oil and Gas Reserves

The following table summarizes the estimates of the Company's historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for the Company's oil and gas properties as of December 31, 1997, 1998 and 1999 were prepared by Garb Grubbs Harris & Associates (formerly Forrest A. Garb & Associates, Inc. ("Garb & Associates").

                                                 December 31,
                                        --------------------------------
                                        1997         1998           1999
                                        ----         ----           ----
Reserve Data:
   Proved developed reserves:
     Natural gas (MMcf)                 56,516      77,035         68,134
     Oil and condensate (MBbls)          2,436       2,760          2,901
     Total (MMcfe)                      71,132      93,595         85,541
   PV-10 Value (in thousands) (1)      $80,208     $71,021        $76,100
   Proved reserves:
     Natural gas (MMcf)                 81,912     109,894        101,764
     Oil and condensate (MBbls)          3,367       3,653          3,606
     Total (MMcfe)                     102,114     131,812        123,401
   PV-10 Value (in thousands) (1)     $104,560     $84,615        $92,611

   $/Mcf                                 $2.81       $2.12          $2.07
   $/Bbl                                 16.17        8.95          22.76
_______________

(1) PV-10 Value represents the present value of estimated future net revenues before income tax discounted at 10%, using prices in effect at the end of the respective periods presented and including the effects of hedging activities. In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), estimates of the Company's proved reserves and future net revenues are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 Value as of December 31, 1999 were $2.07 per Mcf of natural gas and $22.76 per Bbl of oil, compared to prices used as of December 31, 1998 of $2.12 per Mcf of natural gas and $8.95 per Bbl of oil.

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

Item 3   Legal Proceedings

From time to time, the Company is party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved in any legal proceedings, nor is it a party to any pending or threatened claims, that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 4   Submission of Matters to a Vote of Security Holders

None.

                            PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters

There is no established trading market for the Company's Common Stock. As of March 26, 2000, there were four record holders of the Company's Common Stock. The Company sold no equity securities during the years ended December 31, 1998 and 1999 except that on July 1, 1998 the Company granted to a person who was neither a director, officer nor employee of the Company options to purchase an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of $7.33 per share over a three year period. The person to whom the options were granted is an "accredited investor" as that term is defined in Regulation D promulgated under the Securities Act. The Company relied on the exemption from registration provided by Regulation D.

Item 6    Selected Financial Data

The following table sets forth certain historical consolidated financial data with respect to each of the five years ended December 31, 1999 which have been derived from the Company's and its Predecessor's audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included in Item 8.

Company Historical Financial Information and Other Financial Data

                                          Year Ended December 31,
                                -------------------------------------------
                                1995     1996      1997      1998      1999
                                 (in thousands except for ratios and per
                                         share and per unit data)
Operating Statement Data:
Revenues:
  Oil and gas revenue           $166   $3,275   $23,737   $25,839   $23,085
  Gathering systems                -        -         -     6,123     9,198
  Management fees              1,606    1,482         -         -         -
  Operator overhead fees       1,686    1,343         -         -         -
  Consulting fees                163      153         -         -         -
  Other                           84      567        79       354       827
                              ------   ------   -------   -------   -------
    Total revenues             3,705    6,820    23,816    32,316    33,110
Expenses:
  Lease operating costs
   (including production taxes)   77      827     6,769     8,633     7,793
  Gathering System purchases       -        -         -     4,220     6,621
  Gathering systems                -        -         -       496       414
  Depreciation and amortization  353      990     8,692    13,713    12,964
  General and administrative   3,364    4,164     4,467     3,517     4,437
                              ------   ------   -------   -------   -------
    Total expenses             3,794    5,981    19,928    30,579    32,229
                              ------   ------   -------   -------   -------
  Operating income (loss)        (89)     839     3,888     1,737       881
  Other income (expense):
    Interest expense             (18)    (541)   (5,159)  (13,197)  (14,623)
    Interest income               73       29        83       356       169
    Equity in income of a
     partnership                   -       71         -         -         -
    Equity in loss of affiliate    -        -         -      (693)   (1,307)
    Minority interest in a
     partnership                 (23)      10         -         -         -
                              ------   ------   -------   -------   -------
  Income (loss) before income
   Taxes and extraordinary item  (57)     408    (1,188)  (11,797)  (14,880)
  Income tax benefit               -        -         -    (4,200)   (5,650)
                              ------   ------   -------   -------   -------
  Income (loss) before
   extraordinary item            (57)     408    (1,188)   (7,597)   (9,230)
  Extraordinary item               -        -         -     1,140         -
                              ------   ------   -------   -------   -------
  Net income (loss)             ($57)    $408   ($1,188)  ($6,457)  ($9,230)
                              ======   ======   =======   =======   =======
Per Share Amounts:
  Income(loss) before
   extraordinary item         ($0.02)   $0.15    ($0.44)   ($2.78)   ($3.38)
  Extraordinary item           $0.00    $0.00     $0.00     $0.42     $0.00
                              ------   ------   -------   -------   -------
Net income(loss)              ($0.02)   $0.15    ($0.44)   ($2.37)   ($3.38)
                              ======   ======   =======   =======   =======
Weighted average common
 shares outstanding (in
 thousands)                    2,727    2,727     2,727     2,727     2,727
                              ======   ======   =======   =======   =======

                                           Year Ended December 31,
                               --------------------------------------------
                               1995      1996      1997      1998      1999
                               ----      ----      ----      ----      ----
                                  (in thousands except for ratios and per
                                          share and per unit data)
Balance Sheet Data:
------------------
  Cash and cash equivalents    $524    $1,607    $1,248    $8,603    $1,875
  Net property and equipment    995    54,738    50,574   134,274   122,687

  Total assets                6,485    71,410    69,727   156,451   135,797
  Long-term debt, including
   current portion               49    62,984    62,225   131,739   129,253
  Stockholders' deficit      (1,729)   (1,321)   (3,983)  (10,440)  (19,670)

Other Financial Data:
--------------------
  Cash flow from operating
   activities                 ($233)      $70    $8,722    $9,533   ($5,968)
  Cash flow from investing
   activities                    (8)  (59,071)   (8,202)  (66,607)   (2,269)
  Cash flow from financing
   activities                  (662)   60,084      (879)   64,429     1,509
  Capital expenditures          335       250    17,985    18,361     5,403
  Adjusted EBITDA (1)           314     1,939    12,663    15,806    14,014
  Interest coverage ratio (2) 17.44      3.58      2.45      1.20      0.96

Partnership Historical Financial
Information and Other Financial Data
                                                  11 Months
                                 Year Ended         Ended
                                December 31,     November 30,
                                   1995            1996(3)
                                ------------     ------------
                               (in thousands, except for ratios
                                      and per unit data)
Income Statement Data:
---------------------
Operating revenues:
  Oil and gas                    $21,802           $23,456
  Other                              139                 7
                                 -------           -------
    Total operating revenues      21,941            23,463
Operating expenses:
  Oil and gas production           9,902             7,609
  Depreciation and amortization    9,808             5,114
  Management fees                  1,606             1,482
  Operator overhead fees           1,686             1,343
  General and administrative         502               378
                                 -------           -------
    Total operating expense       23,504            15,926
                                 -------           -------
  Operating income (loss)         (1,563)            7,537
  Other income (expense):
    Interest expense                (809)             (564)
    Interest income                   59               114
                                 -------           -------
  Net income (loss)              ($2,313)           $7,087
                                 =======           =======

                                                  11 Months
                                   Year Ended       Ended
                                  December 31,   November 30,
                                     1995          1996(3)
                                  ------------   ------------
                                (in thousands, except for ratios
                                        and per unit data)
Balance Sheet Data:
------------------
  Cash and cash equivalents         $1,266          $1,102
  Net property and equipment        49,601          46,198
  Total assets                      57,208         115,611
  Long-term debt, including
   current portion                  10,000          62,800
  Total partners' equity            43,166          48,120

Other Financial Data:
--------------------
  Cash flow from operating
   activities                        7,478          10,837
  Cash flow from investing
   activities                       (5,273)         (1,621)
  Cash flow from financing
   activities                       (1,295)         (9,380)
  Capital expenditures               5,380           3,310
  Adjusted EBITDA(1)                 8,304          12,765
  Interest coverage ratio (2)        10.26           22.63

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

(3) RAM Energy acquired the limited partner's interest in the Partnership on November 30, 1996.Prior to December 1996, RAM Energy conducted drilling and development activities on behalf of and as the managing general partner of a partnership, and the data presented below was not meaningful for the Company. In November 1996, RAM Energy acquired the limited partner's interest in the partnership. In February 1998, the Company acquired Carlton Resources Corporation. These transactions affect the comparability of the historical operating data for the periods and is not necessarily indicative of the Company's future performance.

                                Partnership             RAM Energy
                            ------------------- ----------------------------
                              Year    11 Months
                              Ended     Ended
                            December  November     Year Ended December 31,
                               31,        30,   ----------------------------
Operating Data                1995       1996   1996    1997    1998    1999
                              ----       ----   ----    ----    ----    ----
Production volumes(2):
  Natural gas (MMcf)         8,747      6,714    632   6,686   8,795   8,283
  Oil and condensate (MBbls)   621        533     53     467     520     362
  Total (MMcfe)             12,476      9,914    941   9,486  11,916  10,456
Average realized prices(2):
  Natural gas (MMcf)         $1.44      $2.04  $3.42   $2.36   $2.24   $2.08
  Oil and condensate (MBbls) 14.81      18.25  21.58   17.08   11.81   16.13
  Total (Mmcfs)               1.75       2.37   3.48    2.50    2.17    2.21
Expense (per Mcfe):
  Lease operating (including
   production (taxes)         0.79       0.77   0.88    0.71    0.72    0.75
  Depreciation and
   amortization               0.79       0.52   1.05    0.92    1.15    1.24
  General and
   administrative(3)          0.30       0.32   1.26    0.47    0.30    0.42

(1) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Reflects changes in reporting of natural gas liquids as oil rather than natural gas as reported previously.

(3) For the Partnership, includes management fees and operator overhead fees charged to the Partnership by RAM Energy during 1994, 1995 and the 1996 periods.

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

During 1999 RVC's cash flows were insufficient to cover its debt service costs and its lender declared its credit facility in default and requested that RVC's properties be sold in satisfaction of its indebtedness. Accordingly, RAM reduced its remaining investment in RVC to $0 at December 31, 1999.

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

At December 31, 1999, the Company had hedging contracts in place covering 15,100 MMbtu per day (approximately 55% of its estimated gas production for 2000) for January through October 2000 at an average price of $2.42 per Mmbtu. For the year ended December 31, 1999 the Company's hedging strategies reduced realized gas prices by $0.044 per Mcf. For the year ended December 31, 1998 the Company's hedging strategies added $0.28 per Mcf to gas prices realized.

Historically, the Company has added reserves primarily through acquisitions and development. In 1997 the Company incurred $17.6 million in acquisition and development costs. In 1998 the Company expended $18.0 million for development projects and certain exploration activities, exclusive of acquisitions. Also during 1998, the Company expended $41.6 million for the Carlton Acquisition, $6.5 million for the Ricks Acquisition and invested $2.0 million in RVC. The Company made no acquisitions during 1999 and expended $4.5 million for development projects and certain exploration activities. The Company intends to continue to pursue attractive oil and gas acquisitions, and development and exploration opportunities.

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

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Operating Revenues. Operating revenues increased by $0.8 million, or 3% for the year ended December 31, 1999 compared to the same period in 1998. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                                                     Year ended
                                                1999 Compared to 1998
                           December 31,    --------------------------------
                           ------------    % Increase   Operating Revenue
                           1998    1999    (Decrease)   Increase (decrease)
                           ----    ----    ----------   -------------------
                                                       (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)      8,795    8,283     ( 5.8)%            (1,146)
  Oil (Mbbls)               520      362     (30.4)%            (1,865)
Average sale prices:
  Natural gas (per Mcf)   $2.24    $2.08     ( 7.1)%            (1,309)
  Oil (per Bbl)          $11.81   $16.13      36.6 %             1,563

Oil and gas revenues were lower during 1999 compared to 1998 as a result of a 12% decrease in production partially offset by a 2% increase in realized prices, both on an Mcfe basis. Most of the decrease in production was due to property sales during the second quarter of 1999. Average daily production was 28.6 MMcfe in 1999 compared to 32.6 MMcfe for 1998. Natural gas production decreased by 6% and oil production decreased by 30% for the comparable periods. The average realized sales price for natural gas was $2.08 per Mcf for 1999, compared to $2.24 per Mcf for 1998. The average realized oil price for 1999 was $16.13 per Bbl, compared to $11.81 per Bbl for 1998, a 37% increase.

Oil and Gas Production Expense. Oil and gas production expense decreased by $0.8 million, or 10%, for the year ended December
31, 1999, compared to the same period in 1998.   The decrease in
expense was due primarily to the property sales during the second quarter of 1999. The oil and gas production expense was $.75 per Mcfe for 1999, an increase from $.72 per Mcfe compared to 1998, or a 4% increase on an Mcfe basis.

Gathering System. The Carmen System is obligated to deliver 10,000 MMbtu's per day at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Revenue from this source was $9.2 million for 1999. During 1999, outside purchases were $6.6 million and system operating costs were $0.4 million.

Depreciation and Amortization ("D&A") Expense. Depreciation and amortization expense decreased by $0.7 million, or 5% for 1999 compared to 1998, and was $1.24 per Mcfe for 1999, an increase of $0.09, or 8% compared to the $1.15 per Mcfe for 1998. For oil and gas D&A only, the results were $.92 per Mcfe for 1999 compared with $.93 per Mcfe for 1998.

G & A Expense. General and administrative expense increased $.9 million, or 26%, in 1999 compared with $3.5 million in 1998. The increase is due primarily to costs associated with managing RVC, for which the Company was reimbursed $0.6 million in management fees during 1999.

Interest Expense. Interest expense increased $1.4 million to $14.6 million for 1999 compared to $13.2 million for 1998. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during 1999. The Company's Notes were outstanding for only 10 months of 1998.

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

Equity in Loss of Affiliate. During 1999 the Company wrote-off its remaining investment in RVC of $1.3 million.

Extraordinary Item. During 1998, the Company purchased $7.0 million of its 11-1/2% Senior Notes due 2008. The purchase price for the Notes was $4.8 million and after adjustments for proportionate offering costs, accrued interest and tax effects, resulted in a gain of $1.1 million.

Net Loss. Due to the factors described above, the Company's net loss increased by $2.7 million, from a net loss of $6.5 million in 1998 to a net loss of $9.2 million in 1999.

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

                            Year ended         1998 Compared to 1997
                           December 31,    --------------------------------
                           ------------    % Increase   Operating Revenue
                           1997    1998    (Decrease)   Increase (decrease)
                           ----    ----    ----------   -------------------
                                                       (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)      6,686    8,795      31.5 %            4,968
  Oil (Mbbls)               467      520      11.5 %              914
Average sale prices:
  Natural gas (per Mcf)   $2.36    $2.24     ( 5.0)%           (1,031)
 Oil (per Bbl)           $17.10   $11.81     (30.9)%           (2,749)

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

G & A Expense. General and administrative expense decreased $.9 million, or 21%, in 1998 compared with $4.5 million in 1997. The decrease is due primarily to operator overhead fee reimbursements received from unrelated interests attributable to Carlton for 1998, and the capitalization of certain geological and geophysical costs related to the Company's increased exploration efforts in 1998.Interest Expense. Interest expense increased $8.0 million to $13.2 million for 1998 compared to $5.2 million for 1997. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during 1998, resulting both from the Notes Offering and additional bank borrowings during 1998.

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

Liquidity and Capital Resources

At December 31, 1999 the Company had cash and cash equivalents of $1.9 million, and $2.9 million available under the Credit
Facility discussed below.

At December 31, 1999 the Company had $129.4 million ($130.6 million after giving effect to applicable original issue discount) of indebtedness outstanding. This indebtedness consisted primarily of $108.0 million of Senior Notes due 2008 issued in February 1998 (before giving effect to unamortized original issue discount of $1.3 million) and $22.5 million of advances obtained under the Credit Facility discussed below. Net proceeds of the Notes Offering were used to repay existing debt, fund the Carlton Acquisition, and for working capital. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including additional indebtedness under the Credit Facility. See "-Credit Facility."

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

Credit Facility. On December 27, 1999 the Company refinanced its senior secured credit facility (the "Credit Facility") with Foothill Capital Corporation, a Wells Fargo company. The refinancing was preceeded on December 22 by the Company and its prior lenders, Union Bank of California, N.A. and Den norske Bank, ASA, executing an amendment to the then-existing credit facility to restore the commitment to $30.0 million and increase the borrowing base to $25.0 million, which amount was fully advanced. The refinancing was effected by Foothill purchasing from Union and Den norske the Company's outstanding $25.0 million indebtedness, together with all rights under the mortgages, security agreements and other loan documents previously executed in connection therewith.

The Company and Foothill have entered into an Amended and Restated Loan and Security Agreement which provides for up to $30.0 million of revolving credit, subject to borrowing base restrictions and applicable limitations under the indenture governing the Company's $108.0 million senior notes due 2008. The initial term of the facility is three years and the interest rate is prime plus 2%. Indebtedness under the Credit Facility is secured by substantially all of the Company's oil and gas properties and other assets.

The amount of credit available at any time under the Credit Facility may not exceed the borrowing base which is subject to redetermination at least semi-annually. The borrowing base at December 31, 1999 was $25.4 million. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

Cash Flows from Operating Activities. For the year ended December 31, 1999 cash flows from operating activities were a negative $6.0 million compared to $9.5 million for 1998, due to an increase of $2.8 million net loss for 1999 and decreases in accounts receivable and accounts payable for 1999 compared to increases in these categories for 1998.

Cash Flow from Investing Activities. For the year ended December 31, 1999 net cash used by investing activities was $2.3 million, including $4.5 million for oil and gas property additions, offset by property sales proceeds of $2.9 million.
For the year ended December 31, 1998 net cash used in the Company's investing activities was $66.6 million, including $41.6 million for the Carlton Acquisition, $6.5 million for the Ricks Acquisition, $18.0 million for oil and gas well drilling activities, and a $2.0 million investment in RVC offset by $2.1 million of property sales. The Company's budget for capital expenditures in 2000 will approximate $5.0 million provided current oil and gas prices realized are maintained.

Year 2000 Issues

During 1999 the Company completed modifications and testing of its main-frame application software to ensure its Year 2000 compliance, at an approximate cost of $100,000.

To date, no failures of these modifications has come to the Company's attention, nor has the Year 2000 readiness of others with which the Company does business affected the Company in any way.

Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and 1999 by approximately $37.4 million and $62.1 million, respectively, based on quoted market prices.

Item 8    Financial Statements and Supplementary Data

                        RAM Energy, Inc.

                Consolidated Financial Statements

          Years ended December 31, 1997, 1998 and 1999


                            Contents

Report of Independent Auditors
Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Deficiency
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

                 Report of Independent Auditors

The Board of Directors
RAM Energy, Inc.

We have audited the accompanying consolidated balance sheets of RAM Energy, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAM Energy, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                           ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 29, 2000

                         RAM Energy, Inc.

                    Consolidated Balance Sheets
                      (Dollars in Thousands)
                                                         December 31,
                                                        1998      1999
                                                        --------------
Assets
Current assets (Note 5):
  Cash and cash equivalents                          $  8,603  $  1,875
  Accounts receivable:
    Oil and gas sales                                   3,387     3,587
    Joint interest operations, net of allowance
     for doubtful accounts of $358 in 1998 and
     $459 in 1999                                       2,117     1,164
    Related parties                                       147       219
    Other                                                 115        16
  Prepaid expenses and deposits                           431       361
                                                     ------------------
Total current assets                                   14,800     7,222

Properties and equipment, at cost (Notes 1, 5 and 13):
  Oil and gas properties and equipment, based on
   full cost accounting                               119,697   119,227
  Gathering and disposal systems                       39,184    39,623
  Other property and equipment                          3,781     3,940
                                                    ------------------
                                                      162,662   162,790
  Less accumulated amortization and depreciation       28,388    40,103
                                                     ------------------
Net properties and equipment                          134,274   122,687

Investment in RVC Energy, Inc. (Note 2)                 1,307         -

Other assets:
  Deferred loan costs, net of accumulated
   amortization of $715 in 1998 and $1,042 in 1999        955     1,578
  Deferred offering costs, net of accumulated
   amortization of $395 in 1998 and $865 in 1999
   (Note 5)                                             4,307     3,837
  Other                                                   808       473
                                                     ------------------
Total assets                                         $156,451  $135,797
                                                     ==================
Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable:
    Trade                                            $  6,230  $  1,372
    Oil and gas proceeds due others                     4,378     4,539
    Related party                                         826       217
  Accrued liabilities:
    Compensation                                          320       122
    Interest                                            4,942     4,707
    Other                                                  65         -
  Gas balancing liability                                   -       639
  Long-term debt due within one year (Note 5)             109       103
                                                     ------------------
Total current liabilities                              16,870    11,699

Gas balancing liability not expected to be
 settled within one year                                  735     2,509
Long-term debt due after one year (Note 5)            131,630   129,253
Deferred income taxes                                  17,056    11,406
Commitments and contingencies (Notes 5, 7 and 11)         600       600

Stockholders' deficiency (Note 9):
  Preferred stock, $.01 par value;
   authorized-5,000,000 shares; issued and
   outstanding-none                                         -         -
  Common stock, $.01 par value;
   authorized-15,000,000 shares; issued and
   outstanding-2,727,000 shares                            27        27
  Paid-in capital                                          16        16
  Accumulated deficit                                 (10,483)  (19,713)
                                                     ------------------
Stockholders' deficiency                              (10,440)  (19,670)
                                                     ------------------
Total liabilities and stockholders' deficiency       $156,451  $135,797
                                                     ==================

See accompanying notes.

                         RAM Energy, Inc.

               Consolidated Statements of Operations
               (In Thousands, Except Share Amounts)
                                               Year ended December 31,
                                          1997          1998          1999
                                          --------------------------------
Operating revenues:
  Oil and gas sales                  $   23,737    $   25,839    $   23,085
  Gathering system                            -         6,123         9,198
  Other (Note 4)                             79           354           827
                                     --------------------------------------
Total operating revenues                 23,816        32,316        33,110

Operating expenses:
  Oil and gas production expenses         6,769         8,633         7,793
  Gathering system purchases                  -         4,220         6,621
  Gathering system operations                 -           496           414
  Amortization and depreciation           8,692        13,713        12,964
  General and administrative, overhead
   and other expenses, net of
   operator's overhead fees               4,467         3,517         4,437
                                     --------------------------------------
Total operating expenses                 19,928        30,579        32,229
                                     --------------------------------------
Operating income                          3,888         1,737           881

Other income (expense):
  Interest expense                       (5,159)      (13,197)      (14,623)
  Interest income                            83           356           169
  Equity in loss of RVC Energy, Inc.
   (Note 2)                                   -          (693)       (1,307)
                                     --------------------------------------
Loss before income taxes and
 extraordinary item                      (1,188)      (11,797)      (14,880)

Income tax benefit-deferred (Note 10)         -        (4,200)       (5,650)
                                     --------------------------------------
Loss before extraordinary item           (1,188)       (7,597)       (9,230)

Extraordinary gain on repurchase of
 debt, net of income taxes of $700            -         1,140             -
                                     --------------------------------------
Net loss                               $ (1,188)     $ (6,457)     $ (9,230)
                                     ======================================

Per share amounts-basic and diluted:
  Loss before extraordinary item          $(.44)       $(2.79)       $(3.38)
  Extraordinary item                          -           .42             -
                                     --------------------------------------
Net loss                                  $(.44)       $(2.37)       $(3.38)
                                     ======================================
Weighted average shares outstanding   2,727,000     2,727,000     2,727,000
                                     ======================================

See accompanying notes.

                             RAM Energy, Inc.

            Consolidated Statements of Stockholders' Deficiency
                              (In Thousands)
                                                                      Stock-
                              Preferred Common  Paid-In  Accumulated holders'
                                Stock   Stock   Capital    Deficit  Deficiency
                              ------------------------------------------------
Balance at December 31, 1996    $  1    $  23   $ 1,493  $ (2,838)  $ (1,321)
Preferred stock redemption        (1)       -    (1,473)        -     (1,474)
Revision of par value
 of common stock                   -        4        (4)        -          -
Net loss                           -        -         -    (1,188)    (1,188)
                                --------------------------------------------
Balance at December 31, 1997       -       27        16    (4,026)    (3,983)
Net loss                           -        -         -    (6,457)    (6,457)
                                --------------------------------------------
Balance at December 31, 1998       -       27        16   (10,483)   (10,440)
Net loss                           -        -         -    (9,230)    (9,230)
                                --------------------------------------------
Balance at December 31, 1999    $  -    $  27   $    16  $(19,713)  $(19,670)
                                ============================================

See accompanying notes.

                         RAM Energy, Inc.

               Consolidated Statements of Cash Flows
                          (In Thousands)
                                               Year ended December 31,
                                             1997       1998       1999
                                          ------------------------------
Cash flows from operating activities
------------------------------------
Net loss                                  $ (1,188)  $ (6,457)  $ (9,230)
Adjustments to reconcile net loss to
 net cash provided (used) by
 operating activities:
  Amortization of Senior Notes
   discount included in interest expense         -        126        157
  Amortization and depreciation:
    Oil and gas properties and equipment     8,134     11,113      9,578
    Gathering and disposal systems               -      1,625      1,950
    Senior Notes fees                            -        395        470
    Credit facility fees                       350        358        327
    Other property and equipment               208        222        549
  Provision for doubtful accounts
   receivable and other                         91         30        116
  Extraordinary gain on retirement of debt, net  -     (1,140)         -
  Equity in loss of RVC Energy, Inc.             -        693      1,307
  Deferred income taxes, net                     -     (4,200)    (5,650)
  Cash provided (used) by changes in
   operating assets and liabilities,
   net of amounts resulting from acquisitions:
    Prepaid expenses and deposits                -        730         70
    Accounts receivable                        797        383        664
    Accounts payable                         1,430      1,525     (5,306)
    Accrued liabilities                       (646)     4,157       (498)
    Gas balancing liability                   (454)       (27)      (472)
                                          ------------------------------
Total adjustments                            9,910     15,990      3,262
                                          ------------------------------
Net cash provided (used) by
 operating activities                        8,722      9,533     (5,968)

Cash flows from investing activities
------------------------------------
Payment for acquisition of Carlton
 Resources Corporation,
 net of cash acquired                            -    (41,611)         -
Payment for acquisition of Ricks properties      -     (6,500)         -
Payment for investment in RVC Energy, Inc.       -     (2,000)         -
Payments for oil and gas properties
 and equipment                             (17,642)   (17,972)    (4,485)
Proceeds from sales of oil and gas
 properties and equipment                    9,764      2,068      2,903
Payments for other property and equipment     (343)      (389)      (283)
Proceeds from sales of other
 property and equipment                         19          -         26
Payments for gathering and disposal systems      -       (184)      (438)
Payment for other assets                         -       (263)      (197)
Proceeds from sales of other assets              -        244        205
                                          ------------------------------
Net cash used by investing activities       (8,202)   (66,607)    (2,269)

Cash flows from financing activities
------------------------------------
Principal payments on long-term debt       (10,510)   (62,132)    (8,045)
Proceeds from borrowings on long-term debt   9,751     25,129      5,504
Proceeds from volumetric production
 payment                                         -          -      5,000
Proceeds from Senior Notes Offering,
 net of discount                                 -    113,328          -
Payment for repurchase of Senior Notes           -     (4,791)         -
Payments for Preferred Stock Redemptions:
  Company Series A and B                         -     (1,474)         -
  Carlton Redeemable                             -       (600)         -
Payments of deferred offering costs              -     (5,008)         -
Payments for loan origination fees            (120)       (23)      (950)
                                          ------------------------------
Net cash provided (used) by
 financing activities                         (879)    64,429      1,509
                                          ------------------------------
Increase (decrease) in cash and cash
 equivalents                                  (359)     7,355     (6,728)

Cash and cash equivalents at
 beginning of year                           1,607      1,248      8,603
                                          ------------------------------
Cash and cash equivalents at end of year  $  1,248   $  8,603   $  1,875
                                          ==============================
Disclosure of noncash investing and
 financing activities
-----------------------------------
Deferred loan and offering costs
 included in accounts payable and
 other liabilities                        $    734   $     -    $      -
                                          ==============================

Preferred stock redemption included
 in accrued liabilities                   $  1,474   $     -    $      -
                                          ==============================

Exchange of Partnership interest for
 receivable from sister corporation,
 net of minority interest                 $    611   $     -    $      -
                                          ==============================

See accompanying notes.

                        RAM Energy, Inc.

           Notes to Consolidated Financial Statements

                   December 31, 1998 and 1999


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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority or wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Properties and Equipment

The Company follows the full cost method of accounting for oil and gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and gas properties except in transactions which would substantially alter the amortization base of the capitalized costs.

With the exception of the plugging and abandonment obligation further described in Note 11, the Company does not believe that future costs related to dismantlement, site restoration, and abandonment costs, net of estimated salvage values, will have a significant effect on its results of operations or financial position because the salvage value of equipment and related facilities should approximate or exceed any future expenditures for dismantlement, restoration, or abandonment. The Company has not incurred any net expenditures for costs of this nature during the last two years.

Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates have been prepared by an independent petroleum engineer.

The discounted future net revenues at December 31, 1999 include approximately $28.9 million related to undeveloped and nonproducing properties on which estimated capital expenditures of approximately $25.4 million will be required to develop and produce the reserves. Such amounts have been considered in the calculation of the ceiling amount at December 31, 1999. The funding for these projects is expected by the Company to be provided from cash flows from operations and borrowings under its credit facility (Note 5).

The Company has capitalized internal costs of none, $785,492 and $599,628 for the years ended December 31, 1997, 1998 and 1999, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities.

The Company assesses the recoverability of the book value of the Gathering System on a quarterly basis, or when events occur which indicate an impairment in value may exist. Impairment is recorded if the book value of the Gathering System is in excess of the expected future cash flows from the Gathering System. Accumulated depreciation related to the Gathering System is $1,625,000 and $3,575,000 at December 31, 1998 and 1999, respectively.

Other property and equipment consists principally of furniture and equipment and leasehold improvements. Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations. Renewals and replacements which extend the useful life of property and equipment are treated as capital additions. Accumulated amortization and depreciation of other property and equipment at December 31, 1998 and 1999 is $3,011,000 and $3,270,000, respectively.

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

Oil and Gas Sales and Gas Imbalances

The Company follows the entitlement method in accounting for oil and gas sales, recognizing its net share of all production sold as revenues. Any amount received in excess of or less than the Company's revenue interest is recorded in the net gas balancing liability. Prior to 1999, the Company recorded acquired properties net of any existing gas imbalances.

Effective October 1, 1999, the Company changed its accounting presentation for acquired imbalances to present such net imbalances with gas balancing liabilities in its Balance Sheet. The net overproduced position related to these acquired imbalances was 1.8 billion cubic feet at such date. The effect of the change in accounting presentation resulted in a $2,885,000 increase to the net gas balancing liability with a like increase to oil and gas properties and equipment. Such change did not have an effect on the accumulated deficit at October 1, 1999 or on the net loss reported for the year ended December 31, 1999.

Cash Equivalents

All highly liquid unrestricted investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Credit and Market Risk

The Company sells oil and gas to various customers and participates with other parties in the drilling, completion and operation of oil and gas wells. Joint interest and oil and gas sales receivables related to these operations are generally unsecured. In 1999, approximately 53% of total revenues were to two customers (49% to three customers in 1998), with sales to each comprising 29% and 24% (19%, 16% and 14% in 1998) of total revenues. For the years ended December 31, 1997, 1998 and 1999, the provisions for doubtful accounts receivable were approximately $91,000, $30,000 and $116,000, respectively, while charge-offs of the allowance in those years were approximately $23,000, $111,000 and $15,000, respectively. The Company has established joint interest operations accounts receivable allowances which management believes are adequate for uncollectible amounts at December 31, 1998 and 1999.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of interest rate swap agreements at December 31, 1998 exceeded the fair value by approximately $419,000, representing the amount the Company would be required to pay to terminate the contracts at such date. There were no interest rate swap agreements outstanding at December 31, 1999. The carrying value of the Senior Notes exceeded the fair value at December 31, 1998 and 1999 by approximately $37.4 million and $62.1 million, respectively, based on quoted market prices.

Hedging Activities

The Company attempts to reduce its exposure to unfavorable changes in natural gas prices by utilizing fixed-price physical delivery contracts, basis swaps and options. The Company also enters into interest rate swap contracts to reduce its exposure to interest rate fluctuations. Gains and losses from transactions designated as hedges are deferred and recognized in income in the periods for which the underlying commodity or interest rate was hedged. The effectiveness of the hedge is measured by a correlation of changes in the fair value of the hedging instruments with changes in the value of the hedged item. If high correlation ceases to exist, hedge accounting will be terminated and gains or losses are recognized in the period of the change.

Earnings Per Common Share

Basic earnings per share is calculated using income available to common shareowners divided by the weighted average number of common shares outstanding during the year. As the Company had no common stock equivalents in any of the periods presented, diluted earnings per share and basic earnings per share are the same.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated or not effective as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will immediately be recognized in earnings. The Company has not yet determined what the effects of adoption of this statement will be on the earnings and financial position of the Company.

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

         Properties and equipment:
         Oil and gas properties              $24,400
         Pipeline gathering systems           39,000
                                             -------
                                              63,400
         Other assets and liabilities, net    (1,244)
         Deferred income tax liability       (20,556)
                                             -------
         Purchase price                      $41,600
                                             =======

The following unaudited pro forma results of operations gives effect to the acquisition as if consummated on January 1, 1997. The data reflects adjustments of the historical Carlton results for depreciation and amortization of the property and equipment acquired, adjustments of expenses resulting from contractual requirements of the acquisition agreement and incremental interest expense relating to the sale in February 1998 of the Company's Senior Notes (Note 5) used to finance the purchase and repay existing debt. The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma results of operations data does not purport to represent the results of operations which would have occurred had such transaction been consummated on January 1, 1997 or the Company's results of operations for any future date or period.

                                             Pro Forma (Unaudited)
                                             ---------------------
                                             Year ended December 31,
                                                1997       1998
                                             -----------------------
                                                (In Thousands,
                                           Except Per Share Amounts)

         Total operating revenues            $40,188   $34,458

         Net loss                            $(4,598)  $(7,180)

         Net loss per common share           $ (1.69)   $(2.63)


In August 1998, RVC Energy, Inc. ("RVC"), a Delaware corporation, was formed and concurrent with the formation, the Company invested $2.0 million in RVC in exchange for 49.5% of RVC's voting common stock and all of RVC's non-voting common stock. RVC is an unrestricted affiliate of the Company accounted for under the equity method of accounting. RVC has experienced recurring losses since its inception and at December 31, 1999 was in default under its credit facility. Accordingly, the Company recognized an impairment charge of approximately $200,000 in 1999 to reduce its recorded investment in RVC to $0 at December 31, 1999.

On August 17, 1998, the Company completed a $6.5 million acquisition of certain proved undeveloped oil and gas properties located in south Texas from Rick's Exploration, Inc.

The Company's acquisition of the Ricks properties and investment in RVC were funded through borrowings under the Company's Credit
Facility (Note 5).

3. Volumetric Production Payment

On September 28, 1999, the Company entered into a nonrecourse volumetric production payment agreement (the "Production Payment") with Duke Energy Corporation ("Duke"), pursuant to which the Company will deliver to Duke 2.8 billion cubic feet of natural gas produced from certain of the Company's properties over a five-year period. Such volumes have been excluded from the Company's proved reserves at December 31, 1999. Proceeds of the Production Payment were $5.0 million and were recorded as a reduction of oil and gas properties and equipment. Of the proceeds, $4.5 million was used by the Company to reduce the outstanding principal balance under its credit facility (Note 5).

4. Related Party Transactions

Since its formation the Company has acted as manager of RVC and owned the operating rights of RVC's oil and gas properties. The Company has received monthly management fees of $50,000 and overhead reimbursements from RVC. During 1998 and 1999, the Company received $225,000 and $600,000, respectively, in management fees as well as $101,000 and $309,000, respectively, in overhead reimbursements from RVC. Management fees are reflected in other income while overhead reimbursements have been netted against general and administrative expenses in the accompanying consolidated statements of operations. In February 2000, the Company sold the operating rights of certain RVC oil and gas properties resulting in cash proceeds of $1.7 million.

5. Long-Term Debt

Long-term debt at December 31, consists of the following:

                                             December 31,
                                            1998       1999
                                            ---------------
                                            (In Thousands)

    11-1/2% Senior Notes Due 2008 (A)    $ 106,517  $ 106,674
    Revolving note payable (B)              25,000     22,500
    Installment loan agreements                222        182
                                         --------------------
                                           131,739    129,356
    Less amount due within one year            109        103
                                         --------------------
                                         $ 131,630  $ 129,253
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

     During the fourth quarter of 1998, the Company recognized an extraordinary after-tax gain (net of unamortized deferred offering and original issue discount costs and income taxes) of $1,140,698 or $.42 per share as a result of the repurchase of $7,040,000 face amount of the Notes. The Notes were purchased at 64% of the face amount, with accrued interest to the date of repurchase. The Company utilized borrowings under its revolving Credit Facility to purchase the Notes. In February 2000, the Company canceled the repurchased Notes.

     At December 31, 1998 and 1999, the unamortized issue discount associated with the Notes totaled $1,443,246 and $1,285,801, respectively.

(B) From February 1998 to December 1999, the Credit Facility bore interest on a sliding scale based on the ratio of the aggregate amount outstanding to the borrowing base of $25 million. The applicable rate could, at the Company's option, be based either on the Eurodollar rate or the creditor's base rate, with the rates ranging from the Eurodollar rate plus 1.375% to 2.0% or the creditor's base rate plus 0.0% to 0.5%. On December 27, 1999, Foothill Capital Corporation ("Foothill") purchased the Credit Facility, assuming all rights and obligations, at which time the facility was amended and restated.

     The Credit Facility, as amended and restated, provides for a three year, $30 million revolving commitment. The amount of credit available at any time under the amended and restated Credit Facility may not exceed the borrowing base, which is $25.4 million at December 31, 1999, and will be redetermined monthly. Advances under the amended and restated Credit Facility bear interest, payable monthly, at the Foothill reference rate plus 2.0% per annum, but no less than 8% per annum. The interest rate on outstanding borrowings at December 31, 1999 was 10.5%.

     The Company is required to pay a commitment fee equal to .5% per annum on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Foothill Credit Facility. Amounts outstanding under the Foothill Credit Facility are secured by essentially all current and future assets of the Company and its subsidiaries.

     The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets, and require the Company to maintain certain financial ratios.

The amount of required principal payments for the next five years and thereafter as of December 31, 1999 are as follows:
2000-$103,000; 2001-$45,000; 2002-$22.5 million; 2003-$0;
2004-$0; thereafter-$108 million.

Interest paid in the years ended December 31, 1997, 1998 and 1999 totaled $5,163,996, $8,508,010 and $14,700,992, respectively.

6. Subsidiary Guarantors

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

                                            December 31,
                                          1998       1999
                                          ---------------
                                          (In Thousands)
    Balance Sheet Data:
    Current assets                      $  2,878   $  1,355
    Property and equipment, net         $ 68,276   $ 69,837
    Other assets                        $    363   $     96
    Current liabilities                 $  1,912   $    277
    Deferred income tax liabilities     $ 20,556   $ 20,320


                                        Year ended December 31,
                                            1998       1999
                                            ---------------
                                           (In Thousands)
    Operating Data:
    Operating revenues                  $ 10,997    $ 13,994
    Operating expenses                     8,376      11,656
                                        --------------------
    Operating income                    $  2,621    $  2,338
                                        ====================

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

7. Operating Leases

The Company leases office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2001. The leases provide that the Company pay insurance, taxes and maintenance related to the leased assets. Rent expense of $308,799, $429,025 and $449,402 was incurred under operating leases in the years ended December 31, 1997, 1998 and 1999, respectively.

Future minimum lease payments for operating leases at December
31, 1999 are as follows (in thousands):

              2000                                  $  534
              2001                                     177
                                                    ------
                                                    $  711
                                                    ======

Future minimum sublease receipts due under noncancelable subleases as of December 31, 1999 are as follows (in thousands):

              2000                                  $  120
              2001                                      80
                                                    ------
                                                    $  200
                                                    ======

8. Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. The plan allows eligible employees to contribute up to 17.5% of their annual compensation,
not to exceed approximately $10,000 in 1999.   Employer
contributions to the plan are discretionary. Company contributions to the plan in 1997, 1998 and 1999 were $88,000, $100,000 and none, respectively.

9. Capital Stock

Common Stock

Pursuant to a Special Retainer Agreement effective July 1, 1998, the Board of Directors granted an outside counsel an option to purchase 50,000 shares of the Company's common stock. Pursuant to the terms of the Stock Option Agreement, 16,666 shares vest on August 1, 1998, 1999, and 2000, respectively, or become fully vested upon occurrence of certain specified events, and are exercisable through June 30, 2008. On March 5, 1999, the Board of Directors set the exercise price at $7.33, an amount which management believes approximates the per common share value of the Company at the grant date and December 31, 1998 and 1999. Consequently, no compensation expense related to the grant has been recognized in the 1998 and 1999 statements of operations.

Additionally, the Board of Directors approved the 1998 Stock
Incentive Plan and reserved 550,000 shares of Common Stock which may be granted under the plan. No grants have been made at December 31, 1999.

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

In connection with a change in capital structure in 1997, the Company called for redemption in November 1997 and December 1997, respectively, of the previously outstanding Series A and Series B noncumulative preferred shares for $10 per share or a total of $1,473,660. Such redemptions were completed by February 1998.

10. Income Taxes

Deferred income taxes of the Company reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                            1998        1999
                                                            ----------------
                                                             (In Thousands)
Deferred tax assets
Financial charges which are deferred for tax purposes    $    127    $     47
Minimum and investment tax credit carryforwards               372         372
Net operating loss carryforwards                            8,846      13,399
                                                         --------------------
  Deferred tax assets                                       9,345      13,818

Deferred tax liabilities
Intangible drilling costs capitalized for financial
 purposes and expensed for tax purposes                     6,179       5,966
Financial bases in excess of tax bases on net assets of
 Carlton acquired                                          20,222      19,258
                                                         --------------------
  Deferred tax liabilities                                 26,401      25,224
                                                         --------------------
Net deferred income tax liabilities                      $ 17,056    $ 11,406
                                                         ====================

The reconciliation of income taxes computed at the U.S. Federal statutory tax rates to the Company's income tax benefit based on loss before income taxes and extraordinary item is as follows:

                                              Year ended December 31,
                                             1997        1998      1999
                                             --------------------------
                                                    (In Thousands)
Income tax benefit at statutory rate        $(404)    $(4,129)  $(5,194)
State income taxes                            (48)       (353)     (445)
Other                                          11         282       (11)
Change in valuation allowance recognized      441           -         -
                                            ---------------------------
Income tax benefit-deferred                 $   -     $(4,200)  $(5,650)
                                            ===========================

At December 31, 1999, the Company has federal income tax net operating loss carryforwards of approximately $35 million which begin expiring in 2002.

11. Commitments and Contingencies

In 1996, the Company's predecessor sold an oil and gas property located in Louisiana state waters in Plaquemines Parish. The property included several uneconomical wells for which the Company estimated the plugging and abandonment ("P&A") obligation to be approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, in connection with the sale the Company recorded a contingent liability of $600,000, which is included in the accompanying consolidated balance sheets.

The Company has established severance agreements for two senior officers and directors of the Company. These agreements provide for severance benefits to be paid upon involuntary separation as a result of actions taken by the Company or its successors. Benefits under the agreements are principally based upon length of service to the Company. The covered officers and directors are not entitled to these separation benefits upon voluntary separation, including retirement. At December 31, 1999, the severance benefits under these agreements were approximately $1.6 million. A provision for these benefits would not be made unless an involuntary termination was probable.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

12. Fixed Price Contracts

The Company periodically enters into fixed price physical delivery contracts basis swaps and options to reduce its exposure to unfavorable changes in natural gas prices which are subject to significant and often volatile fluctuation. These contracts allow the Company to predict with greater certainty the effective gas prices to be received from its hedged production. At December 31, 1999, the Company had contracts to deliver 4,120,000 MMbtu at an average price of $2.42 in 2000.

13. Oil and Gas Producing Activities

Capitalized costs relating to crude oil and gas producing activities and related accumulated depreciation and amortization are summarized as follows:

                                                      December 31,
                                                     1998       1999
                                                     ---------------
                                                     (In Thousands)
    Proved crude oil and natural gas properties    $119,697   $119,227
    Accumulated depreciation and amortization       (23,752)   (33,329)
                                                   -------------------
                                                   $ 95,945   $ 85,898
                                                   ===================

Costs incurred in oil and gas producing activities are as follows:

                                             Year ended December 31,
                                           1997       1998        1999
                                           ---------------------------
                                        (In Thousands, Except Per Mcfe)
    Acquisition of proved properties    $ 12,169    $ 30,907    $      -
    Development costs                      6,085      17,972       4,485
    Amortization rate per equivalent Mcf    $.86        $.93        $.92

14. Supplementary Oil and Gas Reserve Information (Unaudited)

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

Net quantities of proved developed and undeveloped reserves of oil and gas, including condensate and natural gas liquids, are summarized as follows:

                                          Crude Oil   Natural Gas
                                         (Thousand     (Million
                                          Barrels)    Cubic Feet)
                                         ------------------------
December 31, 1996                           4,282      82,885

Extensions and discoveries                    403      16,596
Sales of reserves in place                   (813)     (6,502)
Purchases of reserves in place                355       7,593
Revisions of previous estimates              (393)    (11,974)
Production                                   (467)     (6,686)
                                          -------------------
December 31, 1997                           3,367      81,912

Extensions and discoveries                    238       8,706
Sales of reserves in place                   (155)     (4,530)
Purchases of reserves in place                771      36,983
Revisions of previous estimates               (48)     (4,382)
Production                                   (520)     (8,795)
                                          -------------------
December 31, 1998                           3,653     109,894

Extensions and discoveries                    318       4,942
Sales of reserves in place                   (226)     (4,481)
Purchases of reserves in place                  -           -
Revisions of previous estimates               224        (308)
Production                                   (362)     (8,283)
                                          -------------------
December 31, 1999                           3,607     101,764
                                          ===================

Proved developed reserves:
December 31, 1996                           3,511      62,319
December 31, 1997                           2,436      56,516
December 31, 1998                           2,760      77,035
December 31, 1999                           2,901      68,134

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

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves are summarized as follows:

                                                   December 31,
                                            1997       1998       1999
                                            --------------------------
                                                  (In Thousands)
Future cash inflows                      $ 284,955  $ 266,000  $ 293,097
Future production and development costs   (102,877)  (105,544)  (113,272)
Future income tax expenses                 (43,757)   (20,704)   (26,450)
                                         ---------  ---------  ---------
Future net cash flows                      138,321    139,752    153,375

10% annual discount for estimated
 timing of cash flows                      (58,883)   (66,061)   (74,387)
                                         -------------------------------
Standardized measure of discounted
 future net cash flows                   $  79,438  $  73,691  $  78,988
                                         ===============================

The following are the principal sources of change in the standardized measure of discounted future net cash flows of the Company for each of the three years ended December 31, 1999:

                                               1997       1998      1999
                                               -------------------------
                                                    (In Thousands)
Discounted future net cash flows at
beginning of year                           $112,656   $ 79,438   $ 73,691

Changes during the year:
  Sales and transfers of crude oil
   and natural gas produced, net of
   production costs                          (16,968)   (17,206)   (15,292)
  Net changes in prices and production costs (47,943)   (37,978)    23,037
  Extensions and discoveries, less
   related costs                              15,139      3,757      7,181
  Development costs incurred and revisions     2,340     16,065      2,717
  Sales of reserves in place                 (12,857)    (2,762)    (6,366)
  Purchases of reserves in place              11,307     24,583          -
  Revisions of previous quantity estimates   (16,670)    (5,917)    (7,535)
  Net change in income taxes                  23,137     14,212     (2,705)
  Accretion of discount                       16,092      7,943      7,369
  Other                                       (6,795)    (8,444)    (3,109)
                                            ------------------------------
  Net change                                 (33,218)    (5,747)     5,297
                                            ------------------------------
Discounted future net cash flows at
 end of year                                $ 79,438   $ 73,691   $ 78,988
                                            ==============================

Prices used in computing these calculations of future cash flows from estimated future production of proved reserves were $16.17, $8.95 and $22.76 per barrel of crude oil at December 31, 1997, 1998 and 1999, respectively, and $2.81, $2.12 and $2.07 per thousand cubic feet of natural gas at December 31, 1997, 1998 and 1999, respectively.

Item 9    Changes and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not applicable.

                            PART III

Item 10   Directors and Executive Officers of the Registrant

          The following table sets forth names, ages and titles of the directors and executive officers of the Company.

     Name                   Age        Position
     ----                   ---        --------

William W. Talley II, Ph.D.  57   Chairman of the Board of Directors

Larry E. Lee                 51   President and Chief Executive Officer and
                                  Director

M. Helen Bennett(1)(2)       52   Director

Gerald R. Marshall(1)(2)     66   Director

John M. Reardon(1)(2)        58   Director

Larry G. Rampey              55   Senior Vice President - Operations

John M. Longmire             57   Senior Vice President and Chief Financial
                                  Officer, Treasurer and Secretary

Drake N. Smiley              52   Senior Vice President - Land, Legal and
                                  Business Development
________________

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

The directors are divided into three classes, with each class having as equal a number of directors as practicable. The directors are elected on a staggered basis for three-year terms. One class stands for re-election at each annual meeting of stockholders. The Company's executive officers serve at the discretion of the Board of Directors. The terms of Mrs. Bennett and Mr. Reardon will expire in 2000, Dr. Talley's term will expire in 2001, and the terms of Mr. Lee and Mr. Marshall will expire in 2002.

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

Dr. Talley, Mr. Lee and Mrs. Bennett collectively own a majority of the stock and constitute the Board of Directors of Oklahoma Double R Corporation, a Delaware corporation ("ODRC"). Dr. Talley and Mr. Lee are the senior executive officers of ODRC. ODRC was special general partner of the Partnership and upon dissolution of the Partnership in 1997, all of ODRC's interest in the properties of the Partnership was distributed to RAM Energy in partial satisfaction of outstanding indebtedness from ODRC to RAM Energy. ODRC has no other assets. During 1999, ODRC filed a petition pursuant to Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Oklahoma, which proceeding currently is pending.

Item 11  Executive Compensation

The following table sets forth for 1998 the cash compensation of
(i) the Company's chief executive officer and (ii) each other person who was an executive officer as of December 31, 1998 (together with the Company's chief executive officer, the "Named Executive Officers"). As described below, the Company has a severance agreement with Dr. Talley and an employment agreement with Mr. Lee. See "Employment and Severance Agreements."

Summary Compensation Table
                                                            Under-      All
                                                   Annual   lying      Other
                              Annual Compensation  Compen- Options    Compen-
                            ----------------------  sation (# of       sation
Name and Principal Position Year   Salary    Bonus    (1) Shares)(2)  ($) (3)
--------------------------- ----   ------    -----  ----- ----------  -------
William W. Talley II, Ph.D. 1999  $240,000  $150,000                  $    -
Chairman of the Board(4)    1998   240,000   150,000     -     -       7,296
                            1997   540,860    81,470                   7,296

Larry E. Lee                1999   295,000   300,000                       -
President and Chief         1998   295,000   300,000     -     -       7,296
 Executive Officer(5)       1997   540,860    98,455                   7,296

M. Helen Bennett            1999    30,000         -                       0
Vice President(6)           1998    30,000         -     -     -           0
                            1997   372,660    46,897                       0

Larry G. Rampey             1999   155,000    50,000           -           -
Senior Vice President       1998   150,000    50,000     -             6,900
                            1997   130,000    15,416                   6,900

John M. Longmire            1999   145,000    50,000                       -
Senior Vice President,      1998   140,000    60,000     -     -       7,296
 Chief Financial Officer,   1997   120,000    15,000                   6,930
 Treasurer and Secretary

Drake M. Smiley             1999   140,000    50,000                       -
Senior Vice President       1998   130,000    40,000     -     -           -
                            1997    97,519     9,584                  39,142
_______________

(1) Personal benefits provided by the Company did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for any Named Executive Officer. No other annual compensation was paid.

(2) No options have been granted to, or are outstanding and held by, the named Executive Officers.

(3) Except for Mr. Smiley, the amounts specified represent matching contributions made by the Company to the account of the executive officer under the Company's 401(k) Profit Sharing Plan. The amount specified for Mr. Smiley represents relocation expenses paid by the Company.

(4)       Dr. Talley was Chief Executive Officer until October
          31, 1997. Director fees of $180,860 in 1997 are
          included as salary.

(5)       Mr. Lee was appointed Chief Executive Officer effective
          November 1, 1997. Director fees $180,860 in 1997 are included as salary.

(6)       Mrs. Bennett was Vice President until November 30,
          1997. Director fees of $168,660 in 1997 and $30,000 in
          1998 and 1999 are included as salary.

Directors' Compensation

Dr. Talley and Mr. Lee received $180,860 in 1997, and Mrs. Bennett received $168,660 in 1997 for serving as directors. Beginning in 1998 the annual fee to be paid to each non-employee director was $24,000 plus $1,000 for each meeting attended, with a maximum of 6 meetings per year. Directors who are also employees of the Company will not receive annual directors' fees. Directors are also reimbursed for travel and other expenses.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Company determines the compensation of the Company's executive officers. During fiscal year 1999, the members of the Compensation Committee were M. Helen Bennett, Gerald R. Marshall and John M. Reardon, all of whom are members of the Company's Board of Directors.

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

The Company has employment and severance agreements with Messrs. Longmire, Rampey and Smiley. Each of these agreements expires December 31, 2000. Under the terms of each agreement, the officer's employment may be terminated by the Company at any time for good cause, or for any other reason upon two weeks prior notice, subject to certain severance payments.

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

Item 12   Security Ownership of Certain Beneficial Owners and
          Management

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 1999 by:

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

                                                Shares of
                                                 Common          Ownership
Name of Beneficial Owner                          Stock          Percentage
------------------------                        ---------        ----------
William W. Talley II, Ph.D. (1)(2)(3)           675,000          24.75%
9400 N. Broadway Extension
Oklahoma City, Oklahoma 73114

Larry E. Lee (1)(2)                             675,000          24.75
5100 E. Skelly Drive
Suite 650
Tulsa, Oklahoma 74135

M. Helen Bennett (1)(4)                         675,000          24.75
3333 Hagen Road
Napa, California 94558

William S. Price                                702,000          25.74
2002 East 46th Street
Tulsa, Oklahoma 74105

All executive officers and directors          2,025,000          74.26
  as a group (8 persons)
_______________

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

                            PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) (1) The following financial statements of RAM Energy, Inc. are included in Item 8:

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1998 and
          1999.

          Consolidated Statements of Operations of the Company for the years ended December 31, 1997, 1998 and 1999.

          Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 1997, 1998, and 1999.

          Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1997, 1998 and 1999.

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

10.5      Special Severance Agreement by and between William W.
          Talley II and the Company dated as of December 1, 1997* (1)

10.6 Employment Agreement by and between Larry E. Lee and the Company dated as of December 1, 1997* (1)

10.8      Form of the Company's Indemnity Agreement* (1)

10.15 Amended and Restated Loan and Security Agreement by and between the Company, as Borrower, the Financial
          Institutions named therein and Foothill Capital
          Corporation, as Agent, dated December 27, 1999 (the
          "Amended and Restated Loan Agreement") (3)

10.16     Employment and Severance Agreement by and between John
          M. Longmire and the Company dated December 13, 1999 (3)

10.16.1   Employment and Severance Agreement by and between Larry
          G. Rampey and the Company dated December 13, 1999 (3)

10.16.2   Employment and Severance Agreement by and between Drake
          N. Smiley and the Company dated December 13, 1999 (3)

21        Subsidiaries of the Company (3)

27        Financial Data Schedule (3)

_______________

* Management contract or compensatory plan or arrangement.

(1)       Filed as an exhibit to the Company's Registration
          Statement on Form S-4 (No. 333-42641) and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K filed on March 10, 1998, as the exhibit number
          4.2.

(3)       Filed herewith.

     (b)  No report on Form 8-K was filed by RAM Energy, Inc.
          during the quarter ended December 31, 1999.

                           SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2000                     RAM ENERGY, INC.

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

Signatures                       Title                       Date
----------                       -----                       ----
WILLIAM W. TALLEY, II, PH.D.
William W. Talley, II, Ph.D. Chairman of the Board         March 30, 2000

LARRY E. LEE
Larry E. Lee                 President and Chief Executive March 30, 2000
                             Officer (principal executive
                             officer)

JOHN M. LONGMIRE
John M. Longmire             Senior Vice President and     March 30, 2000
                             Chief Financial Officer
                             (principal financial officer
                             and principal accounting
                             officer), Treasurer and
                             Secretary

M. HELEN BENNETT
M. Helen Bennett             Director                       March 30, 2000

GERALD R. MARSHALL
Gerald R. Marshall           Director                       March 30, 2000

JOHN M. REARDON
John M. Reardon              Director                       March 30, 2000


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

                                  EXHIBIT INDEX

Exhibit
No.       Description of Exhibit          Method of Filing
-------   ----------------------          ----------------

3.1       Company's Amended and       Incorporated herein by reference
          Restated Certificate of
          Incorporation

3.2       Company's Amended and       Incorporated herein by reference
          Restated Bylaws

4.1       Indenture dated as of       Incorporated herein by reference
          February 24, 1998 among
          the Company, as issuer,
          RB Operating Company and
          RCP Gulf States, L.L.C., as
          Subsidiary Guarantors, and
          United States Trust Company
          of New York, as trustee

4.2       Form of 11-1/2% Senior      Incorporated herein by reference
          Notes due 2008

4.3       Supplemental Indenture      Incorporated herein by reference
          entered into February 24,
          1998 by the Registrant, the
          Subsidiary Guarantors, the
          Additional Guarantors and
          United States Trust Company
          of New York, as Trustee

10.4      RAM Energy 1998 Stock       Incorporated herein by reference
          Incentive Plan

10.5 Special Severance Agreement Incorporated herein by reference by and between William W.
          Talley II and the Company
          dated as of December 1, 1997

10.6 Employment Agreement by and Incorporated herein by reference between Larry E. Lee and the Company dated as of
          December 1, 1997

10.8      Form of the Company's       Incorporated herein by reference
          Indemnity Agreement

10.15     Amended and Restated Loan   Filed herewith electronically
          and Security Agreement by
          and between the Company, as
          Borrower, the Financial
          Institutions named therein
          and Foothill Capital
          Corporation, as Agent,
          dated December 27, 1999

10.16     Employment and Severance    Filed herewith electronically
          Agreement by and between
          John M. Longmire and the
          Company dated December 13,
          1999

10.16.1   Employment and Severance    Filed herewith electronically
          Agreement by and between
          Larry G. Rampey and the
          Company dated December 13,
          1999

10.16.2   Employment and Severance    Filed herewith electronically
          Agreement by and between
          Drake N. Smiley and the
          Company dated December 13,
          1999

21        Subsidiaries of the Company Filed herewith electronically

27        Financial Data Schedule     Filed herewith electronically