Form 10-Q
period 2000-03-31
RAM ENERGY INC/OK
filed 2000-05-15
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 2000

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


                                                                      Page

PART I.  FINANCIAL INFORMATION

       Balance Sheets - December 31, 1999 and March 31, 2000
       (unaudited)

       Statements of Operations - Three months ended March 31,
       1999 and 2000 (unaudited)

       Statements of Cash Flows - Three months ended March 31,
       1999 and 2000 (unaudited)

       Notes to Unaudited Consolidated Financial Statements

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations

PART II.  OTHER INFORMATION

       Other Information

       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

                              RAM Energy, Inc.

                         Consolidated Balance Sheets
                           (Dollars in Thousands)
                                                December 31,   March 31,
                                                    1999         2000
                                                ------------   ---------
                                                              (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                     $   1,875     $   2,351
  Accounts receivable:
    Oil and gas sales                               3,587         3,371
    Joint interest operations, net of allowance
     for doubtful accounts of $459 in 1999 and
     $459 in 2000                                   1,164         1,123
    Related parties                                   219            71
    Other                                              16           392
  Prepaid expenses and deposits                       361           298
                                                -----------------------
Total current assets                                7,222         7,606

Properties and equipment, at cost:
  Oil and gas properties and equipment,
   based on full cost accounting                  119,227       120,569
  Gathering and disposal systems                   39,623        39,628
  Other property and equipment                      3,940         3,955
                                                -----------------------
                                                  162,790       164,152
  Less accumulated amortization and depreciation   40,103        42,776
                                                -----------------------
Net properties and equipment                      122,687       121,376

Other assets:
  Deferred loan costs, net of accumulated
   amortization of $1,042 in 1999 and
   $1,207 in 2000                                   1,578         1,460
  Deferred offering costs, net of accumulated
   amortization of $865 in 1999 and $983 in 2000    3,837         3,720
  Other                                               473           409
                                                -----------------------
Total assets                                    $ 135,797     $ 134,571
                                                =======================

Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable:
    Trade                                          $1,372        $2,274
    Oil and gas proceeds due others                 4,539         6,047
    Related party                                     217             -
  Accrued liabilities:
    Compensation                                      122           341
    Interest                                        4,707         1,825
    Gas balancing liability                           639           639
  Long-term debt due within one year                  103            98
                                                -----------------------
Total current liabilities                          11,699        11,224

Gas balancing liability not expected to be
 settled within one year                            2,509         2,100
Long-term debt due after one year                 129,253       130,065
Other noncurrent liabilities                            -         1,670
Deferred income taxes                              11,406        10,335
Commitments and contingencies                         600           600

Stockholders' deficiency:
  Preferred stock, $.01 par value;
   authorized-5,000,000 shares; none issued             -             -
  Common stock, $.01 par value; authorized-
   15,000,000 shares; issued and outstanding
   2,727,000                                           27            27
  Paid-in capital                                      16            16
  Accumulated deficit                             (19,713)      (21,466)
                                                -----------------------
Stockholders' deficiency                          (19,670)      (21,423)
                                                -----------------------
Total liabilities and stockholders' deficiency  $ 135,797     $ 134,571
                                                =======================

See accompanying notes.

                        RAM Energy, Inc.

              Consolidated Statements of Operations
                           (Unaudited)
      (Dollars in Thousands, Except for Per Share Amounts)
                                                    Three months ended
                                                        March 31,
                                                   1999           2000
                                                   -------------------
Operating revenues:
  Oil and gas sales                             $  6,113        $  6,149
  Gathering systems                                1,670           2,701
  Other                                              187             164
                                                ------------------------
Total operating revenues                           7,970           9,014

Operating expenses:
  Oil and gas production expenses                  1,867           1,648
  Gathering system purchases                       1,159           2,054
  Gathering system operations                         97             107
  Amortization and depreciation                    3,284           2,956
  General and administrative, overhead and other
   expenses, net of operator's overhead fees to
   unrelated interests                             1,113           1,303
                                                ------------------------
Total operating expenses                           7,520           8,068
                                                ------------------------
Operating income                                     450             946

Other income (expense):
  Interest expense                                (3,641)         (3,805)
  Interest income                                     78              35
  Equity in loss of RVC Energy, Inc.                (376)              -
                                                ------------------------
Loss before income taxes                          (3,489)         (2,824)

Income taxes                                      (1,300)         (1,071)
                                                ------------------------
Net loss                                        $ (2,189)       $ (1,753)
                                                ========================

Net loss per share-basic and diluted            $   (.80)       $   (.64)
                                                ========================

Weighted average shares outstanding             2,727,000      2,727,000
                                                ========================

See accompanying notes.

                        RAM Energy, Inc.

              Consolidated Statements of Cash Flows
                     (Dollars in Thousands)
                           (Unaudited)
                                                  Three months ended
                                                       March 31,
                                                  1999          2000
                                                  ------------------
Cash flows from operating activities
Net loss                                        $(2,189)      $(1,753)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Equity in net loss of RVC Energy, Inc.            376             -
  Provision for doubtful accounts receivable
   and other                                          8             -
  Amortization of Senior Notes discount
   included in interest expense                      39            39
  Amortization and depreciation:
    Oil and gas properties and equipment          2,552         2,129
    Gathering and disposal systems                  488           488
    Senior Notes fees                               118           118
    Credit facility fees                             82           165
    Other property and equipment                     44            56
  Deferred income taxes                          (1,300)       (1,071)
  Cash provided (used) by changes in operating
   assets and liabilities:
    Prepaid expenses and deposits                   (53)           63
    Accounts receivable                             739            29
    Accounts payable                             (4,645)        2,193
    Accrued liabilities and other                (3,300)       (2,663)
    Gas balancing liability                         145          (409)
                                                ---------------------
Total adjustments                                (4,707)        1,137
                                                ---------------------
Net cash used by operating activities            (6,896)         (616)

Cash flows from investing activities
Payments for oil and gas properties and equipment  (378)       (1,342)
Proceeds from sales of oil and gas properties
 and equipment                                       30         1,670
Payments for other property and equipment           (11)          (15)
Proceeds from sales of other property and equipment  18             -
Payments for gathering and disposal systems        (219)           (5)
Proceeds from sales of other assets                   -            64
                                                ---------------------
Net cash provided (used) by investing activities   (560)          372

Cash flows from financing activities
Principal payments on other long-term debt          (54)       (1,727)
Proceeds from borrowings on other long-term debt      -         2,495
Payments for loan origination fees                    -           (48)
                                                ---------------------
Net cash provided (used) by financing activities    (54)          720
                                                ---------------------
Increase (decrease) in cash and cash equivalents (7,510)          476

Cash and cash equivalents at beginning of period  8,603         1,875
                                                ---------------------
Cash and cash equivalents at end of period      $ 1,093       $ 2,351
                                                =====================

See accompanying notes.

                                RAM Energy, Inc.

            Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Organization and
   Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. for the three-month periods ended March 31, 1999 and 2000. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. Certain reclassifications have been made to the prior period statements to conform with current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for an expanded discussion of the Company's financial disclosures and accounting policies.

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

Principles of Consolidation

The consolidated financial statements include the accounts of its majority or wholly-owned subsidiaries. All significant inter-company transactions have been eliminated.

2. Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 1999 and March 31, 2000 by approximately $62.1 million.

3. Contingencies

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

  RAM has entered into hedging arrangements for natural gas production from April 2000 through October 2000 on 3,360,000
Mmbtu that provide an average floor price of $2.648 per Mmbtu.

Results of Operations

    Three Months Ended March 31, 2000 Compared to Three Months
Ended March 31, 1999

Operating Revenues. Operating revenues were $9.0 million for the quarter ended March 31, 2000, representing an increase of $1.0 million, or 13.1% over the year earlier period. The following table summarizes oil and gas production volumes, average sales prices and period to period comparisons, including the effect on operating revenues, for the periods indicated:

                        Three Months Ended     2000 Compared to 1999
                            March 31,     --------------------------------
                          --------------  % Increase    Operating Revenue
                          1999      2000  (Decrease)    Increase(Decrease)
                          ----      ----  ----------    ------------------
                                                       (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)     2,086     1,787     (14.4)         $(717)
  Oil (Mmbls)              105        88     (16.9)          (190)
Average sale prices:
  Natural gas (per Mcf) $ 2.39    $ 2.24      (6.4)          (272)
  Oil (per Bbl)          10.62     24.40     129.9          1,211

Oil and gas revenues were slightly higher in the first quarter of 2000 as compared to the first quarter of 1999 with an 18.2% increase in realized prices, offset by a 15.0% decrease in production, both on an Mcfe basis. Average daily production was
25.4 Mmcfe in the first quarter of 2000 compared to 30.2 Mmcfe during the first quarter of 1999, a decrease of 15.9%. These decreases in production were due primarily to properties sold by the Company during the second quarter of 1999. Total natural gas production decreased by 16.9% and oil production decreased 14.4% for the comparable periods. The average realized sales price for natural gas was $2.24 per Mcf for the quarter ended March 31, 2000, compared to $2.39 per Mcf for the year-ago quarter, a decrease of 6.4%. The average realized oil price for the quarter ended March 31, 2000 was $24.40 per Bbl, and for the quarter ended March 31, 1999 was $10.62 per Bbl, a 129.9% increase.

Oil and Gas Production Expense. Oil and gas production expense decreased by $219,000, or 11.7%, for the three months ended March 31, 2000, compared to the same period in 1999. The decrease was due primarily to properties sold by the Company during the second quarter of 1999. The oil and gas production expense was $0.71 per Mcfe for the first three months of 2000, an increase from $0.69 per Mcfe in the first three months of 1999.

Gathering System. The Carmen System is obligated to deliver 10,000 Mmbtu's daily at the tail-gate of the system, and purchases outside gas to satisfy that obligation. Revenues from this source were $2.7 million for the three months ended March 31, 2000 and were $1.7 million for the three months ended March 31, 1999. Outside purchases were $2.1 million for the quarter ended March 31, 2000 and system operating costs were $107,000, whereas for the quarter ended March 31, 1999 the outside purchases totaled $1.2 million and system operating costs were $97,000.

Depreciation and Amortization ("D&A") Expense.   Depreciation
and amortization expenses were $3.0 million, representing a decrease of $329,000, or 10.0% for the first three months of 2000 over the same period in 1999, and was $1.28 per Mcfe for the 2000 quarter, an increase of $0.07, or 5.8% compared to the $1.21 per Mcfe for the 1999 quarter. For oil and gas D&A only, the results were $.92 per Mcfe for the 2000 quarter compared with $.94 per Mcfe for the 1999 quarter.

G & A Expense.   General and administrative expense increased
$190,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in this expense category resulted from a $308,000 provision for closing the Company's Oklahoma City accounting office and outsourcing that function. Annual savings from this action are estimated to be approximately $750,000.

Interest Expense. Interest expense increased to $3.8 million for the three months ended March 31, 2000 compared to $3.6 million for the comparable period of the preceding year. This increase was attributable to higher effective interest rates on the Company's Credit Facility.

Income Taxes. In connection with the Carlton Acquisition in 1998, the Company recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in the Company providing for income taxes or credits after the date of the Carlton Acquisition.

Net Loss.   Due to the factors described above, net loss
decreased $436,000, or 19.9%, from a net loss of $2,189,000 in the first three months of 1999, to a net loss of $1,753,000 in the same period of 2000.

Liquidity and Capital Resources

As of March 31, 2000 the Company had cash and cash equivalents of $2.4 million, and $2.5 million available under the Credit
Facility discussed below.

As of March 31, 2000 the Company had $130.2 million ($131.3 million excluding the original issue discount) of indebtedness outstanding. This included $108.0 million of Senior Notes due 2008 (excluding the original issue discount) and $23.3 million of advances under the Credit Facility discussed below. Pursuant to the Indenture governing the Senior Notes, the Company may incur up to $30.0 million in Permitted Indebtedness (as defined). Subject to certain limitations in the Indenture, the Company may incur additional indebtedness, including indebtedness under the Credit Facility. See "--Credit Facility."

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

The amount of credit available at any time under the Credit Facility may not exceed the borrowing base which is subject to redetermination at least semi-annually. The borrowing base at March 31, 2000 was $25.7 million. The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

Net Cash Used in Operating Activities.   For the three months
ended March 31, 2000 net cash used by the Company's operating activities was $0.6 million compared to $6.9 million used by operations during the comparable period in 1999. For the 1999 period, reductions in accounts payable and accrued liabilities accounted for $7.8 million of the cash used by operating activities.

Net Cash Provided by or Used in Investing Activities. For the three months ended March 31, 2000 net cash provided by the Company's investing activities was $0.4 million, comprised of the sale of operations of certain Texas properties for $1.7 million, offset by $1.3 million of drilling activities. This compares with $.6 million used in 1999, comprised of drilling activities. At current prices and without additional financing, the Company has budgeted approximately $4.2 million for capital expenditures in 2000. The Company expects to use cash flow from operations, cash balances and property sales to fund these expenditures.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

The following exhibit is filed as a part of this report:

Exhibit
Number                Description
-------   -----------------------------------------
21        Subsidiaries of the Company (2) [21]

27        Financial Data Schedule  (1)
_______________

(1)       Filed herewith.

(2) Filed as an exhibit to the Company's 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

          (b)  Report on Form 8-K

          The Company filed a Form 8-K on January 10, 2000, announcing completion of the refinancing of its senior secured credit facility in the amount of $30 million with Foothill Capital Corporation.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RAM ENERGY, INC.
                                   (Registrant)


Date:  May 15, 2000                By:  LARRY E. LEE
                                        Larry E. Lee
                                        President and Chief Executive
                                          Officer

                                   By:  JOHN M. LONGMIRE
                                        John M. Longmire
                                        Senior Vice President and
                                          Treasurer and Chief Financial
                                          Officer

                              EXHIBIT INDEX

Exhibit
No.           Description                      Method of Filing
-------   -----------------------           ------------------------------

21        Subsidiaries of the Company       Incorporated herein by reference

27        Financial Data Schedule           Filed herewith electronically