Form 10-Q
period 2000-06-30
RAM ENERGY INC/OK
filed 2000-08-14
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 2000

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


                                                                   Page

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Consolidated Balance Sheets - December 31, 1999 and June
       30, 2000 (unaudited)

       Consolidated Statements of Operations - Three months and six months ended June 30, 1999 and 2000 (unaudited)

       Consolidated Statements of Cash Flows - Three months and six months ended June 30, 1999 and 2000 (unaudited)

       Notes to Consolidated Financial Statements (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                         RAM Energy, Inc.

                    Consolidated Balance Sheets
                      (Dollars in Thousands)
                                               December 31  June 30,
                                                  1999        2000
                                                  ----        ----
                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $  1,875   $  4,385
  Accounts receivable:
    Oil and gas sales                               3,587      3,049
    Joint interest operations, net of allowance
     for doubtful accounts of $459 in 1999 and
     $471 in 2000                                   1,164        956
    Related parties                                   219        234
    Other                                              16        528
  Prepaid expenses and deposits                       361        219
                                                 --------   --------
Total current assets                                7,222      9,371

Properties and equipment, at cost:
  Oil and gas properties and equipment, based on
   full cost accounting                           119,227    122,245
  Gathering and disposal systems                   39,623     39,636
  Other property and equipment                      3,940      4,024
                                                 --------   --------
                                                  162,790    165,905
  Less accumulated amortization and depreciation   40,103     45,273
                                                 --------   --------
Net properties and equipment                      122,687    120,632

Other assets:
  Deferred loan costs, net of accumulated
   amortization of $1,042 in 1999 and $1,312 in
   2000                                             1,578      1,355
  Deferred offering costs, net of accumulated
   amortization of $865 in 1999 and $1,100 in
   2000                                             3,837      3,602
  Other                                               473        341
                                                 --------   --------
Total assets                                     $135,797   $135,301
                                                 ========   ========
Liabilities and stockholders' deficiency
Current liabilities:
  Accounts payable:
    Trade                                        $  1,372   $  2,247
    Oil and gas proceeds due others                 4,539      5,795
    Related party                                     217          -
  Accrued liabilities:
    Compensation                                      122         99
    Interest                                        4,707      5,096
    Gas balancing liability and other                 639        847
  Long-term debt due within one year                  103         86
                                                 --------   --------
Total current liabilities                          11,699     14,170

Gas balancing liability not expected to be
 to be settled within one year                      2,509      1,896
Long-term debt due after one year                 129,253    130,033
Other noncurrent liabilities                            -      1,580
Deferred income taxes                              11,406      9,615
Commitments and contingencies                         600        600

Stockholders' deficiency:
  Preferred stock, $.01 par value; authorized -
   5,000,000 shares; none issued                        -          -
  Common stock, $.01 par value; authorized -
   15,000,000 shares; issued and outstanding -
   2,727,000 shares                                    27         27
  Paid-in capital                                      16         16
  Accumulated deficit                             (19,713)   (22,636)
                                                 --------   --------
Stockholders' deficiency                          (19,670)   (22,593)
                                                 --------   --------
Total liabilities and stockholders' deficiency   $135,797   $135,301
                                                 ========   ========

See accompanying notes.

                         RAM Energy, Inc.

               Consolidated Statements of Operations
                            (Unaudited)
       (Dollars in Thousands, Except for Per Share Amounts)
                                 Three months ended       Six months ended
                                      June 30,                June 30,
                                  1999        2000        1999        2000
                                  ----------------        ----------------
Operating revenues:
  Oil and gas sales            $   5,325   $   6,712   $  11,438   $  12,861
  Gathering systems                2,299       2,671       3,969       5,372
  Other                              203          53         390         217
                               ---------   ---------   ---------   ---------
Total operating revenues           7,827       9,436      15,797      18,450

Operating expenses:
  Oil and gas production expenses  1,947       1,946       3,814       3,594
  Gathering system purchases       1,657       2,050       2,816       4,104
  Gathering system operations        117         105         214         212
  Amortization and depreciation    3,369       2,719       6,653       5,675
  General and administrative,
   overhead and other expenses,
   net of operator's overhead fees
   to unrelated interests          1,172         778       2,285       2,081
                               ---------   ---------   ---------   ---------
Total operating expenses           8,262       7,598      15,782      15,666
                               ---------   ---------   ---------   ---------
Operating income (loss)             (435)      1,838          15       2,784

Other income (expense):
  Interest expense                (3,650)     (3,765)     (7,291)     (7,570)
  Interest income                     21          37          99          72
  Equity in loss of RVC
   Energy, Inc.                     (404)          -        (780)          -
                               ---------   ---------   ---------   ---------
Loss before income taxes          (4,468)     (1,890)     (7,957)     (4,714)

Income taxes                      (1,415)       (720)     (2,715)     (1,791)
                               ---------   ---------   ---------   ---------
Net loss                       $  (3,053)  $  (1,170)  $  (5,242)  $  (2,923)
                               =========   =========   =========   =========

Net loss per share - basic and
 diluted                       $   (1.12)  $    (.43)  $   (1.92)  $   (1.07)
                               =========   =========   =========   =========

Weighted average shares
 outstanding                   2,727,000   2,727,000   2,727,000   2,727,000
                               =========   =========   =========   =========

See accompanying notes.

                                 RAM Energy, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Thousands)
                                 Three months ended        Six months ended
                                       June 30,                June 30,
                                   1999        2000        1999        2000
                                   ----        ----        ----        ----
Cash flows from operating
activities
Net loss                       $  (3,053)  $  (1,170)  $  (5,242)  $  (2,923)
Adjustments to reconcile net
 loss to net cash provided
 (used) by operating activities:
  Equity in net loss of RVC
   Energy, Inc.                      404           -         780           -

  Provision for doubtful
   accounts receivable and other       -          12           8          12
  Amortization of Senior Notes
   discount included in interest
   expense                            31          39          70          78
  Amortization and depreciation:
    Oil and gas properties and
     equipment                     2,634       1,946       5,186       4,075
    Gathering and disposal systems   487         487         975         975
    Senior Notes fees                117         117         235         235
    Credit facility fees              82         105         164         270
    Other property and equipment      49          64          93         120
  Deferred income taxes           (1,415)       (720)     (2,715)     (1,791)
  Cash provided (used) by
   changes in operating assets
   and liabilities:
    Prepaid expenses and deposits     29          79         (24)        142
    Accounts receivable              166         178         904         207
    Accounts payable                 (66)       (279)     (4,565)      1,914
    Accrued liabilities and other  3,109       3,147        (191)        484
    Gas balancing liability         (131)       (204)       (131)       (613)
                               ---------   ---------   ---------   ---------
Total adjustments                  5,496       4,971         789       6,108
                               ---------   ---------   ---------   ---------
Net cash provided (used) by
 operating activities              2,443       3,801      (4,453)      3,185

Cash flows from investing activities
Payments for oil and gas
 properties and equipment           (677)     (1,755)     (1,055)     (3,097)
Proceeds from sales of oil and
 gas properties and equipment      1,611          79       1,641       1,749
Payments for other property
 and equipment                      (103)        (69)       (114)        (84)
Proceeds from sales of other
 property and equipment                -           -          18           -
Payments for gathering and
 disposal systems                   (179)         (8)       (398)        (13)
Payments for other assets            (30)          -         (30)          -
Proceeds from sales of other assets  198          68         198         132
                               ---------   ---------   ---------   ---------
Net cash provided (used) by
 investing activities                820      (1,685)        260      (1,313)

Cash flows from financing activities
Principal payments on long-term debt (26)       (104)        (80)     (1,831)
Proceeds from borrowings on
 long-term debt                       58          22          58       2,516
Payments for loan origination fees     -           -           -         (47)
                               ---------   ---------   ---------   ---------
Net cash provided (used) by
 financing activities                 32         (82)        (22)        638
                               ---------   ---------   ---------   ---------
Increase (decrease) in cash
 and cash equivalents              3,295       2,034      (4,215)      2,510

Cash and cash equivalents at
 beginning of period               1,093       2,351       8,603       1,875
                               ---------   ---------   ---------   ---------
Cash and cash equivalents at
 end of period                 $   4,388   $   4,385   $   4,388   $   4,385
                               =========   =========   =========   =========

Disclosures of noncash investing activities
Accounts receivable for proceeds
 from the sale of oil and gas
 properties                    $   1,047   $       -   $   1,047   $       -
                               =========   =========   =========   =========

See accompanying notes.

                               RAM Energy, Inc.

             Notes to Unaudited Consolidated Financial Statements


1. Summary of Significant Accounting Policies, Organization, and
   Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. (the "Company") for the three- and six-month periods ended June 30, 1999 and 2000. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. Certain reclassifications have been made to the prior period statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.

Nature of Operations and Organization

RAM Energy, Inc. operates exclusively in the upstream segment of the oil and natural gas industry with activities including the drilling, completion, and operation of oil and natural gas wells, and operation of gathering and disposal systems. The Company conducts the majority of its operations in the states of Oklahoma, Texas, and New Mexico. Additionally, the Company owns and operates an oil and gas gathering system and a saltwater disposal operation in north central Oklahoma (the "Gathering System"). The Gathering System purchases, transports, and markets oil and gas production and disposes of salt water from properties owned by the Company and other oil and gas companies.

Principles of Consolidation

The consolidated financial statements include the accounts of its majority or wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

2. Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 1999 and June 30, 2000, by approximately $62.1 million and $55.1 million, respectively, based on quoted market prices.

3. Contingencies

In 1996, the Company's predecessor sold an oil and gas property located in Louisiana state waters in Plaquemines Parish. The property included several uneconomical wells for which the Company estimated the plugging and abandonment ("P&A") obligation to be approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, in connection with the sale, the Company recorded a contingent liability of $600,000, which is included in the accompanying consolidated balance sheets.

4. Subsequent Event

In July 2000, the Company sold certain oil and gas properties with proceeds from such sale of $1.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We are an independent oil and gas company engaged in the acquisition and development of oil and gas properties, and production of oil and gas. Our oil and gas properties are located primarily in the Mid-Continent Area and the Permian
Basin. We also own and operate gathering and disposal systems in Oklahoma.

     Historically, we have added reserves primarily through acquisitions and development. We intend to continue to pursue attractive oil and gas acquisitions and drilling opportunities. Any future acquisitions or major development will require additional financing which will depend upon financing arrangements, if any, available to us at the time.

     Our revenue, profitability and cash flow are directly impacted by prevailing prices for oil and gas and the volumes of oil and gas we produce. In addition, our proved reserves and the rates of our oil and gas production will decline as oil and gas are produced unless we are successful in acquiring producing properties or conducting successful exploration and development drilling activities.

     We have entered into hedging arrangements for natural gas production from July through October 2000 on 2,310,000 Mmbtu that provide an average floor price of $2.915 per Mmbtu.

     We use the full cost method of accounting for our investment in oil and gas properties. Under the full cost method of accounting, all of our costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and costs included in the pool are amortized and charged to operations using the future recoverable units of production method based on the ratio of current production to total proved reserves, computed based on current prices and costs. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown of the carrying value of our oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if our quantity estimates or oil or gas prices subsequently increase.

Results of Operations

  Three Months Ended June 30, 2000 Compared to Three Months Ended
  June 30, 1999

     Operating Revenues. Our operating revenues increased by $1.6 million, or 21% for the three months ended June 30, 2000, compared to the year earlier period. The following table summarizes our oil and gas production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                        Three Months           2000 Compared to 1999
                        Ended June 30,         ---------------------
                        --------------   % Increase    Operating Revenue
                        1999      2000   (Decrease)    Increase (Decrease)
                        ----      ----   ----------    -------------------
                                                      (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)    2,153     1,869     (13.2)          $(512)
   Oil (Mmbls)             98        81     (17.6)           (253)
Average sale prices:
  Natural gas (per Mcf) $1.80     $2.48      37.9           1,275
   Oil (per Bbl)        14.70     25.66      74.5             886

     Our oil and gas revenues were higher in the second quarter of 2000 as compared to the second quarter of 1999 with a 47% increase in realized prices, and 14% decrease in production, both on an Mcfe basis. Average daily production was 26 million cubic feet of natural gas equivalent in the second quarter of 2000 compared to 30 million cubic feet of natural gas equivalent during the second quarter of 1999, a decrease of 14%. For the second quarter of 2000, our natural gas production decreased by 13% and our oil production decreased 18% compared to the second quarter of 1999. Approximately 72% of the decrease in natural gas production was due to a production payment entered into at the beginning of the fourth quarter of 1999. The balance of the decrease in natural gas production and the decrease in oil production was due to sales of oil and gas properties effective at the beginning of the second half of 1999 which were completed in June. The average realized sales price for natural gas was $2.48 per Mcf for the quarter ended June 30, 2000, an increase of 38% compared to $1.80 per Mcf for the same quarter in 1999. The average realized oil price for the quarter ended June 30, 2000 was $25.66 per Bbl, a 75% increase compared to $14.70 per Bbl for the quarter ended June 30, 1999.

     Oil and Gas Production Expense. Our oil and gas production expense was unchanged for the three months ended June 30, 2000, compared to the same period in 1999. Oil and gas production expense was $0.83 per Mcfe for the second quarter of 2000, of which $0.53 per Mcfe was attributable to lease operations and $.30 per Mcfe was attributable to production taxes.

     Gathering System. Our gathering system revenues were $2.7 million for the three months ended June 2000 compared to $2.3
million for the three months ended June 30, 1999.   We are
obligated to deliver 10,000 Mmbtu's per day at the tailgate of the system, and we purchase natural gas to satisfy that obligation. Third party purchases of natural gas were $2.1 million for the second quarter of 2000 and system operating costs
were  $105,000.   For the three months ended June 30, 1999 the
purchases from third parties totaled $1.7 million and system operating costs were $117,000.

     Depreciation and Amortization ("D&A")  Expense.     Our
depreciation and amortization expenses decreased $650,000, or 19% for the second quarter of 2000 compared to the same period in 1999. Our D&A Expense was $1.15 per Mcfe for the 2000 quarter, a decrease of 7% compared to the $1.23 per Mcfe for the 1999 quarter. This decrease is due primarily to the sales of certain of our properties in the second half of 1999 as well as increased reserves in the 2000 period.

     G & A Expense.   Our general and administrative  expense
decreased $394,000, or 34%, in the three months ended  June  30,
2000 as compared with  the 1999 period.   In the 2000 period we
benefited fully from the closing of our Oklahoma City and Midland offices at the end of the first quarter.

     Interest  Expense.   Our  interest  expense  increased  by
$115,000 to $3.77 million for the three months ended June 30, 2000 compared to $3.65 million for the comparable period of 1999. This increase was attributable to higher effective interest rates on larger average outstanding balances during the 2000 period.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial
bases of net assets acquired  (principally  properties   and
equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of the acquisition.

     Net Loss.   Due to the factors described above, we realized
a net loss of  $1.2  million for the second  quarter  of  2000 compared to a net loss of $3.1 million for the second quarter of 1999.

   Six Months Ended June 30, 2000 Compared to Six Months Ended
   June 30, 1999

     Operating Revenues. Our operating revenues increased by $2.7 million, or 17% for the six months ended June 30, 2000,
compared  to  the  year earlier period.   The  following  table
summarizes our oil and gas production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                        Six Months Ended        2000 Compared to 1999
                            June 30,            ---------------------
                            --------        % Increase     Operating Revenue
                         1999      2000     (Decrease)     Increase(Decrease)
                         ----      ----     ----------     ------------------
                                                  (Dollars in thousands)
Production volumes:
   Natural gas (Mmcf)    4,240     3,656      (13.8)         $(1,224)
   Oil (Mmbls)             204       169      (17.2)            (439)
  Average sale prices:
   Natural gas (per Mcf) $2.10     $2.36       12.8              980
   Oil (per Bbl)         12.52     25.03       99.7            2,107

     Our oil and gas revenues were higher in the first six months of 2000 as compared to the same period of 1999 with a 32% increase in realized prices offset by a 15% decrease in production, both on an Mcfe basis. Average daily production was 26 million cubic feet of natural gas equivalent in the first six months of 2000 compared to 30 million cubic feet of natural gas equivalent during the same period of 1999, a decrease of 15%. For the first half of 2000, our natural gas production decreased by 14% and our oil production decreased 18% compared to the first half of 1999. Approximately 68% of the decrease in our natural gas production was due to a production payment arrangement we entered into at the beginning of the fourth quarter of 1999 and our oil production decreased due to property sales effective at the beginning of the second half of 1999. The average realized sales price for our natural gas was $2.36 per Mcf for the first half of 2000, compared to $2.10 per Mcf for the same period in 1999, an increase of 13%. Our average realized oil price for the six months ended June 30, 2000 was $25.03 per Bbl, and for the six months ended June 30, 1999 was $12.52 per Bbl, a 100% increase.

     Oil and Gas Production Expense. Our oil and gas production expense decreased by $220,000, or 6%, for the six months ended June 30, 2000, compared to the same period in 1999. Of the oil and gas production expense of $0.77 per Mcfe for the first half of 2000, $0.54 per Mcfe was attributable to lease operations and $0.23 per Mcfe was attributable to production taxes. The net decrease in our oil and gas production expense was due primarily to the sales of properties in the second half of 1999 and the second quarter of 2000.

     Gathering System. Our gathering system revenues were $5.4 million for the six months ended June 2000 and $4.0 million for the six months ended June 30, 1999. We are obligated to deliver 10,000 Mmbtu's daily at the tailgate of the system, and we purchase natural gas from third parties to satisfy that obligation. Our purchases from third parties were $4.1 million for the first half of 2000 and our system operating costs were $212,000. For the six months ended June 30, 1999, our purchases of natural gas from third parties totaled $2.8 million and our system operating costs were $214,000.

     Depreciation and Amortization ("D&A") Expense.    Our
depreciation and amortization expenses decreased $978,000, or 15% for the first half of 2000 over the same period in 1999, and was $1.22 per Mcfe for the six months ended June 30, 2000 and June 30, 1999.

     G & A Expense.   Our general and administrative expense
decreased $204,000, or 9%, in the six months ended June 30, 2000 as compared with the 1999 period. During the first half of 2000 we recorded a $308,000 provision for closing our Oklahoma City and Midland offices.

     Interest Expense. Our interest expense increased by $279,000 to $7.6 million for the six months ended June 30, 2000 compared to $7.3 million for the comparable period of 1999. This increase during the 2000 period was attributable to higher average outstanding indebtedness and higher effective interest rates.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of the acquisition.

     Net Loss.   Due to the factors described above, we realized
a net loss of $2.9 million for the six months ended June 30, 2000, representing a decrease of $2.3 million or 44%, from a net loss of $5.2 million in the first half of 1999.

Liquidity and Capital Resources

     As of June 30, 2000 we had cash and cash equivalents of $4.4 million, and $2.9 million available under our credit facility discussed below.

     As of June 30, 2000 we had $130 million ($131.2 million excluding original issue discount) of indebtedness outstanding. This included $108 million of Senior Notes due 2008 issued in late February 1998, and $23.2 million of advances under our credit facility discussed below. Under the terms of the indenture governing its outstanding senior notes, we may incur up to $30.0 million in permitted indebtedness (as defined in the indenture). Subject to certain limitations in the indenture, we may also incur additional indebtedness, including indebtedness under its credit facility. See "-- Credit Facility."

     Funding for our business activities has historically been provided by operating cash flow and reserve-based bank borrowings. We regularly engage in discussions relating to potential acquisitions of oil and gas properties or companies engaged in the oil and gas business. We have no present agreement, commitment or understanding with respect to any such acquisitions. Any future acquisitions may require that we obtain additional financing which will depend upon financing arrangements, if any, available at the time.

     Credit Facility. On December 27, 1999 we completed the refinancing of our senior secured credit facility with Foothill Capital Corporation, a Wells Fargo company. The refinancing was effected by Foothill purchasing from Union Bank of California, N.A. and Den norske Bank, ASA, our prior lenders, the outstanding $25.0 million balance indebtedness, together with all rights under the mortgages, security agreements and other loan documents previously executed in connection therewith.

     Foothill and we entered into an Amended and Restated Loan and Security Agreement (the "credit facility") which provides for up to $30.0 million of revolving credit, subject to borrowing base restrictions and applicable limitations under the indenture governing our senior notes. The initial maturity date of our credit facility will expire in December 2002 and the interest rate is prime plus 2%. Indebtedness under our credit facility is secured by liens on substantially all our oil and gas properties and other assets.

     The amount of credit available at any time under our credit facility may not exceed the borrowing base which is subject to redetermination at least semi-annually. The borrowing base at June 30, 2000 was $26.1 million. The credit facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit our incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

     Net Cash Provided by or Used in Operating Activities.   For
the three months ended June 30, 2000 net cash provided by our operating activities was $3.8 million compared to $2.4 million provided by operations during the comparable period in 1999. For the six months ended June 30, 2000 net cash provided by our operating activities was $3.2 million compared to $4.5 million used by operations during the comparable period in 1999. The primary use of cash for the six months ended June 30, 1999 was the reduction of accounts payable.

     Net Cash Provided by or Used in Investing Activities.
For the three months ended June 30, 2000, net cash used by us in our investing activities was $1.7 million primarily representing $1.9 million of capital expenditures. This compares with $0.8 million provided in 1999, involving our sales of oil and gas properties for $1.6 million, offset by $0.7 million of capital expenditures. At current prices and without additional financing, we have budgeted approximately $5.5 million for capital expenditures in 2000. We expect to use cash flow from our operations, cash balances and property sales to fund these expenditures.

  Item 3.   Quantitative and Qualitative Disclosure about Market
            Risk

     The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values The carrying value of our senior notes exceeded their fair value at December 31, 1999 by approximately $61.2 million and at June 30, 2000 by approximately $55.1 million based on quoted market prices.

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained in this release are statements that involve risks and uncertainties including, but not limited to, market demand, the effect of economic conditions, the result of financing efforts and risks detailed in our filings with the Securities and Exchange Commission.

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

Exhibit
Number     Description
---------- -------------------------------------------------

21         Subsidiaries of the Company (2) [21]

27         Financial Data Schedule  (1)
_______________

(1)  Filed herewith.

(2) Filed as an exhibit to the Company's 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange
     Commission. The exhibit number is indicated in brackets and incorporated by reference herein.

     (b)  Reports on Form 8-K

Not applicable

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RAM ENERGY, INC.
                              (Registrant)

Date: August 14, 2000
                              By: LARRY E. LEE
                              Larry E. Lee
                              President and Chief Executive
                              Officer

                              By: JOHN M. LONGMIRE
                              John M. Longmire
                              Senior Vice President and
                              Treasurer and Chief Financial
                              Officer

                      EXHIBIT INDEX

Exhibit
No.      Description                      Method of Filing
-------  -----------                      ----------------
21       Subsidiaries of the Company      Incorporated herein by reference

27       Financial Data Schedule          Filed herewith electronically