Form 10-Q
period 2000-09-30
RAM ENERGY INC/OK
filed 2000-11-14
CIK 1051191

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 2000

Commission File Number:     333-42641

                   RAM Energy, Inc.
(Exact name of registrant as specified in its charter.)

           Delaware                   52-1535102
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

  5100 East Skelly Drive, Suite 650
        Tulsa, Oklahoma                       74135
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

                         TABLE OF CONTENTS

                                                         Page

PART I.  FINANCIAL INFORMATION

       Consolidated Balance Sheets - December 31,
       1999 and September 30, 2000 (unaudited)

       Consolidated Statements of Operations - Three months and nine months ended September 30, 1999 and 2000 (unaudited)

       Consolidated Statements of Cash Flows - Three months and nine months ended September 30, 1999 and 2000 (unaudited)

       Notes to Consolidated Financial Statements
       (unaudited)

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

       Other Information

       Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

                             RAM Energy, Inc.

                        Consolidated Balance Sheets
                           (Dollars in Thousands)
                                          December 31, September 30,
                                              1999         2000
                                          --------------------------
                                                        (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                  $   1,875  $     710
 Accounts receivable:
  Oil and gas sales                             3,587      4,744
  Joint interest operations, net of allowance
   for doubtful accounts of $459 in 1999 and
   $471 in 2000                                 1,164      1,472
  Related parties                                 219        144
  Other                                            16        381
 Prepaid expenses and deposits                    361        174
                                            --------------------
Total current assets                            7,222      7,625

Properties and equipment, at cost:
 Oil and gas properties and equipment, based on
  full cost accounting                        119,227    122,439
 Gathering and disposal systems                39,623     39,594
 Other property and equipment                   3,940      4,315
                                            --------------------
                                              162,790    166,348
 Less accumulated amortization and
  depreciation                                 40,103     47,660
                                            --------------------
Net properties and equipment                  122,687    118,688

Other assets:
 Deferred loan costs, net of accumulated
  amortization of $1,042 in 1999 and
  $1,447 in 2000                                1,578      1,220
 Deferred offering costs, net of accumulated
  amortization of $865 in 1999 and $1,162 in
  2000                                          3,837      3,321
 Other                                            473        332
                                            --------------------
Total assets                                 $135,797   $131,186
                                            ====================

Liabilities and stockholders' deficiency
Current liabilities:
 Accounts payable:
  Trade                                     $   1,372   $  2,892
  Oil and gas proceeds due others               2,539      4,570
  Related party                                   217          -
 Accrued liabilities:
  Compensation                                    122         75
  Interest                                      4,707      1,639
  Gas balancing liability and other               639        812
 Long-term debt due within one year               103        149
                                            --------------------
Total current liabilities                       9,699     10,137

Gas balancing liability and oil and gas
 proceeds due others not expected to be
 settled within one year                        4,509      3,694
Long-term debt due after one year             129,253    128,674
Other noncurrent liabilities                        -      1,490
Deferred income taxes                          11,406      9,418
Commitments and contingencies                     600        600

Stockholders' deficiency:
 Preferred stock, $.01 par value; authorized -
  5,000,000 shares; none issued                     -          -
 Common stock, $.01 par value; authorized -
  15,000,000 shares; issued and outstanding -
  2,727,000 shares                                 27         27
 Paid-in capital                                   16         16
 Accumulated deficit                          (19,713)   (22,870)
                                            --------------------
Stockholders' deficiency                      (19,670)   (22,827)
                                            --------------------
Total liabilities and stockholders'
 deficiency                                  $135,797   $131,186
                                            ====================

See accompanying notes.

                           RAM Energy, Inc.

                 Consolidated Statements of Operations
                             (Unaudited)
          (Dollars in Thousands, Except for Per Share Amounts)
                               Three months ended   Nine months ended
                                 September 30,         September 30,
                                1999       2000       1999       2000
                              -------------------   -------------------
Operating revenues:
 Oil and gas sales            $ 5,868    $ 7,180    $17,307    $20,041
 Gathering systems              2,669      2,705      6,638      8,077
 Other                            256         48        645        265
                            --------------------  --------------------
Total operating revenues        8,793      9,933     24,590     28,383

Operating expenses:
Oil and gas production taxes      590        778      1,403      1,840
 Oil and gas production
  expenses                      1,366      1,268      4,367      3,800
 Gathering system purchases     1,978      2,158      4,794      6,262
 Gathering system operations       99        111        313        323
 Amortization and depreciation  3,003      2,715      9,655      8,390
 General and administrative,
  overhead and other expenses,
  net of operator's overhead
  fees to unrelated interests   1,082        777      3,367      2,858
                            --------------------  --------------------
Total operating expenses        8,118      7,807     23,899     23,473
                            --------------------  --------------------
Operating income                  675      2,126        691      4,910

Other income (expense):
 Interest expense              (3,861)    (4,085)   (11,152)   (11,655)
 Interest income                   39         50        138        122
 Equity in loss of RVC Energy,
  Inc.                           (527)         -     (1,307)         -
                            --------------------  --------------------
Loss before income taxes and
 extraordinary item            (3,674)    (1,909)   (11,630)    (6,623)

Income taxes                   (1,185)      (759)    (3,900)    (2,550)
                            --------------------  --------------------
Loss before extraordinary
 item                         $(2,489)   $(1,150)   $(7,730)   $(4,073)
 Extraordinary gain on
  repurchase of Senior Notes
  (less applicable income taxes
  of $562) (Note 4)                 -        916          -        916
                            --------------------  --------------------
Net loss                      $(2,489)     $(234)   $(7,730)   $(3,157)
                            ====================  ====================

Per share amounts - basic and diluted:
 Loss before extraordinary item $(.91)     $(.42)    $(2.83)    $(1.49)
 Extraordinary item                 -        .33          -        .33
                            --------------------  --------------------
Net loss                        $(.91)     $(.09)    $(2.83)    $(1.16)
                            ====================  ====================
Weighted average shares
 outstanding                2,727,000  2,727,000  2,727,000  2,727,000
                            ====================  ====================

See accompanying notes.

                              RAM Energy, Inc.

                   Consolidated Statements of Cash Flows
                                (Unaudited)
                           (Dollars in Thousands)
                              Three months ended    Nine months ended
                                  September 30,        September 30,
                                 1999      2000       1999      2000
                                ----------------     ----------------
Cash flows from operating activities
Net loss                       $(2,489)  $  (234)   $(7,730)  $(3,157)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Equity in net loss of RVC
   Energy, Inc.                    527         -      1,307         -
  Extraordinary gain on
   retirement of debt, net           -      (916)         -      (916)
  Provision for doubtful accounts
   receivable and other             11         -         19        12
  Amortization of Senior Notes
   discount included in interest
   expense                          48        40        118       118
 Amortization and depreciation:
  Oil and gas properties and
   equipment                     2,274     1,900      7,460     5,975
  Gathering and disposal systems   488       488      1,463     1,463
  Senior Notes fees                117       115        352       350
  Credit facility fees              82       135        246       405
  Other property and equipment      41        77        134       197
 Deferred income taxes          (1,185)     (759)    (3,900)   (2,550)
 Cash provided (used) by
  changes in operating assets
  and liabilities:
  Prepaid expenses and deposits     50        45         26       187
  Accounts receivable              110    (1,974)     1,014    (1,767)
  Accounts payable               1,626     1,590     (2,939)    3,504
  Accrued liabilities and other (2,923)   (4,521)    (3,114)   (4,037)
  Gas balancing liability         (233)     (199)      (364)     (812)
                               -----------------    -----------------
Total adjustments                1,033    (3,979)     1,822     2,129
                               -----------------    -----------------
Net cash used by operating
 activities                     (1,456)   (4,213)    (5,908)   (1,028)

Cash flows from investing activities
Payments for oil and gas
 properties and equipment       (1,679)   (1,175)    (2,777)   (4,272)
Proceeds from sales of oil and
 gas properties and equipment    1,018       981      2,659     2,730
Payments for other property
 and equipment                     (13)     (306)      (145)     (390)
Proceeds from sales of other
 property and equipment              -         -         18         -
Payments for gathering and
 disposal systems                   (9)      (19)      (347)      (32)
Payments for other assets            -         -        (30)        -
Proceeds from sales of other
 assets                            125         9        323       141
                               -----------------    -----------------
Net cash used by investing
 activities                       (558)     (510)      (299)   (1,823)

Cash flows from financing activities
Principal payments on long-
 term debt                      (4,905)   (1,030)    (4,985)   (2,861)
Proceeds from borrowings on
 long-term debt                     81     5,381        139     7,897
Payments for loan origination fees   -         -          -       (47)
Proceeds from volumetric
 production payment              5,000         -      5,000         -
Payment for repurchase of
 Senior Notes                        -    (3,303)         -    (3,303)
                               -----------------    -----------------
Net cash provided by financing
 activities                        176     1,048        154     1,686
                               -----------------    -----------------
Decrease in cash and cash
 equivalents                    (1,838)   (3,675)    (6,053)   (1,165)

Cash and cash equivalents at
 beginning of period             4,388     4,385      8,603     1,875
                               -----------------    -----------------
Cash and cash equivalents at
 end of period                 $ 2,550     $ 710    $ 2,550     $ 710
                               =================    =================

See accompanying notes.

                               RAM Energy, Inc.

          Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Organization, and
   Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. (the "Company") for the three- and nine-month periods ended September 30, 1999 and 2000. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. Certain reclassifications have been made to the prior period statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated or not effective as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will immediately be recognized in earnings.

The Company believes that, for contracts currently in place, the primary impact of the Statement will relate to its use of fixed-price physical delivery contracts. Such contracts are anticipated to qualify as cash flow hedges under the Statement. The Company has not yet determined whether the impact of adopting the Statement will be material to its financial position, earnings and other comprehensive income because the Company is continuing to pursue its implementation efforts. In addition, the effects of changing market conditions and the possibility of entering into new derivatives in the fourth quarter of 2000 could impact the materiality of this Statement.

2. Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 1999 and September 30, 2000, by approximately $62.1 million and $24.7 million, respectively, based on quoted market prices.

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

4. Extraordinary Item

During the third quarter of 2000, the Company recognized an extraordinary gain (net of unamortized deferred offering and original issue discount costs and income taxes) of $916,000 or $.33 per share as a result of the repurchase of $5.0 million face amount of its outstanding Senior Notes. The Notes were purchased at 66% of the face amount. The Company utilized borrowings under its revolving credit facility to purchase the Notes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

  We are an independent oil and gas company engaged in the acquisition, exploration and development of oil and gas properties and the production of oil and gas. Our oil and gas properties are located primarily in the Mid-Continent Area and the Permian Basin. We also operate oil and gas gathering and salt water disposal systems in Oklahoma.

  Historically, we have added reserves mainly through acquisitions and development. We intend to continue to pursue attractive oil and gas acquisitions and drilling opportunities. Any future acquisitions or major development will require additional financing which will be dependent upon financing arrangements, if any, available at the time.

  Our revenue, profitability and cash flow are directly impacted by prevailing prices for oil and gas and the volumes of oil and gas we produce. In addition, our proved reserves and the rates of our oil and gas production will decline as oil and gas are produced unless we are successful in acquiring additional producing properties or conducting successful exploration and development drilling activities.

  We have entered into hedging arrangements for our natural gas production from October 2000 through August 2001 on 2,140,000
Mmbtu that provide an average floor price of $3.975 per Mmbtu.

  We use the full cost method of accounting for our investment in oil and gas properties. Under the full cost method of accounting, all of our costs of acquisition, exploration and development of oil and gas reserves are capitalized into a "full cost pool" as incurred, and costs included in the pool are amortized and charged to operations using the future recoverable units of production method based on the ratio of current production to total proved reserves, computed based on current prices and costs. Significant downward revisions of quantity estimates or declines in oil and gas prices that are not offset by other factors could result in a writedown for impairment of the carrying value of our oil and gas properties. Once incurred, a writedown of oil and gas properties is not reversible at a later date, even if our quantity estimates or oil or gas prices subsequently increase.

Results of Operations

  Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

  Operating Revenues. Our operating revenues increased by $1.1 million, or 13% for the three months ended September 30, 2000 compared to the year earlier period. The following table summarizes our oil and gas production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                   Three Months Ended          2000 Compared to 1999
                      September 30,     ----------------------------------
                   ------------------   % Increase       Operating Revenue
                     1999      2000     (Decrease)       Increase(Decrease)
                   --------  --------   ----------     ----------------------
                                                       (Dollars in thousands)
Production volumes:
 Natural gas (Mmcf)  2,022     1,714      (15.3)             $(665)
 Oil (Mbls)             77        68      (12.4)              (188)
Average sale prices:
 Natural gas
   (per Mcf)         $2.15     $3.04       41.0              1,531
 Oil (per Bbl)       19.55     28.90       47.8                634

  Our oil and gas revenues were higher in the third quarter of 2000 compared to the third quarter of 1999, with a 15% decrease in production and a 43% increase in realized prices, both on an Mcfe basis. Average daily production was 23 million cubic feet of natural gas equivalent in the third quarter of 2000 compared to 27 million cubic feet of natural gas equivalent during the third quarter of 1999, a decrease of 15%. For the third quarter of 2000, our natural gas production decreased by 15% and our oil production decreased 12% compared to the third quarter of 1999. Approximately 67% of the decrease in natural gas production was due to a production payment entered into at the beginning of the fourth quarter of 1999. The average realized sales price for natural gas was $3.04 per Mcf for the quarter ended September 30, 2000, an increase of 41% compared to $2.15 per Mcf for the same quarter in 1999. The average realized oil price for the quarter ended September 30, 2000 was $28.90 per Bbl, a 48 % increase compared to $19.55 per Bbl for the quarter ended September 30, 1999.

  Oil and Gas Production Taxes. Our oil and gas production taxes for the quarter ended September 30, 2000 were $778,000, an increase of $188,000, or 32%, from the $590,000 incurred for the quarter ended September 1999. Production taxes are based on realized prices at the well head; as our revenues have increased, so have our production taxes.

  Oil and Gas Production Expense. Our oil and gas production expense was $1.3 million for the quarter ended September 30, 2000, a decrease of $98,000, or 7%, from $1.4 million for the third quarter of 1999. For the third quarter of 2000, our oil and gas production expense was $0.60 per Mcfe compared to $0.55 per Mcfe for the third quarter of 1999.

  Gathering System. Our gathering system revenue was $2.7 million for the three months ended September 2000, unchanged compared to the three months ended September 1999. We are obligated to deliver 10,000 Mmbtu's per day at the tailgate of the system, and we purchase natural gas from wells connected to the system to satisfy that obligation. In addition, we purchase and re-sell oil and dispose of salt water. Our third party purchases and system operating costs were $2.3 million for the third quarter of 2000. For the three months ended September 30, 1999 purchases from third parties and operating costs totaled $2.1 million.

  Depreciation and Amortization Expense. Our depreciation and amortization expense decreased $288,000, or 10% for the third quarter of 2000 compared to the same period in 1999. Our depreciation and amortization expense was $1.28 per Mcfe for the 2000 quarter, an increase of 6% compared to the $1.21 per Mcfe for the 1999 quarter.

  G & A Expense.   Our general and administrative expense
decreased $305,000, or 28%, in the three months ended September
30, 2000 as compared with the 1999 period. In the 2000 period we benefited fully from the closing of our Oklahoma City and Midland offices at the end of the first quarter of 2000.

  Interest Expense. Our interest expense increased by $224,000 to $4.1 million for the three months ended September 30, 2000 compared to $3.9 million for the comparable period of 1999. This increase was attributable to higher effective interest rates on larger average outstanding balances during the 2000 period.

  Extraordinary Item.   During the third quarter of 2000 we
purchased $5.0 million principal amount of our 11-1/2% senior notes due 2008. The purchase price for the notes was $3.3 million and after adjustments for proportionate offering costs, accrued interest and tax effects, resulted in a gain of $916,000.

  Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of this acquisition.

  Net Loss.   Due to the factors described above, we realized
a net loss of $234,000 for the third quarter of 2000 compared to a net loss of $2.5 million for the second quarter of 1999.

  Nine Months Ended September 30, 2000 Compared to Nine Months
Ended September 30, 1999

  Operating Revenues. Our operating revenues increased by $3.8 million, or 15%, for the nine months ended September 30, 2000 compared to the year earlier period. The following table summarizes our oil and gas production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                     Nine Months Ended       2000 Compared to 1999
                       September 30,     ------------------------------
                    ------------------   % Increase  Operating Revenue
                      1999      2000     (Decrease)  Increase(Decrease)
                    --------  --------   ----------  ------------------
                                                     (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf)   6,263     5,370     (14.3)          $(1,889)
  Oil (Mbls)             281       237     (15.9)             (646)
Average sale prices:
  Natural gas (per
    Mcf)               $2.11     $2.58       22.1            2,508
   Oil (per Bbl)       14.46     26.12       80.7            2,760

  Our oil and gas revenues were higher in the first nine months of 2000 compared to the same period of 1999, with a 36% increase in realized prices offset by a 15% decrease in production, both on an Mcfe basis. Average daily production was 25 million cubic feet of natural gas equivalent, or Mmcfe, in the first nine months of 2000 compared to 29 Mmcfe during the same period of 1999, a decrease of 15%. For the first nine months of 2000 our natural gas production decreased by 14% and oil production decreased 16% compared to the first nine months of 1999. Approximately 70% of the decrease in our natural gas production was due to a production payment arrangement we entered into at the beginning of the fourth quarter of 1999. Our oil production decreased as a result of sales of producing properties effective the end of the second quarter of 2000. The average realized sales price for our natural gas was $2.58 per Mcf for the first nine months of 2000, compared to $2.11 per Mcf for the same period in 1999, an increase of 22%. Our average realized oil price for the nine months ended September 30, 2000 was $26.12 per Bbl, and for the nine months ended September 30, 1999, was $14.46 per Bbl, an 81% increase.

  Oil and Gas Production Taxes. Our oil and gas production taxes for the nine months ended September 30, 2000 were $1.8 million, an increase of $437,000, or 31%, from $1.4 million incurred for the first nine months a year ago. This increase is net of approximately $180,000 of production tax refunds claimed on certain deep Oklahoma wells. Production taxes are based on realized prices at the well head; as our revenues have increased, so have our production taxes.

  Oil and Gas Production Expense. Our oil and gas production expense decreased by $0.6 million, or 13%, for the nine months ended September 30, 2000, compared to the same period in 1999. For the first nine months of 2000 oil and gas production expense was $0.56 per Mcfe compared to $0.55 per Mcfe for the first nine months of 1999.

  Gathering System. Our gathering system revenue was $8.1 million for the nine months ended September 30, 2000 and was $6.6 million for the nine months ended September 30, 1999. We are obligated to deliver 10,000 Mmbtu's daily at the tailgate of the system, and we purchase natural gas from wells connected to the system to satisfy that obligation. In addition, we purchase and re-sell oil and dispose of salt water. Our oil and gas purchases from third parties and system operating expenses were $6.6 million for the first nine months of 2000. For the nine months ended September 30, 1999 our purchases oil and gas from third parties and system operating expenses totaled $5.1 million.

  Depreciation and Amortization Expense. Our depreciation and amortization expenses decreased $1.3 million, or 13% for the first nine months of 2000 over the same period in 1999, and was $1.24 per Mcfe for the nine months ended September 30, 2000, and $1.21 per Mcfe for the nine months ended September 30, 1999.

  G & A Expense.   Our general and administrative expense
decreased $0.5 million, or 15%, in the nine months ended
September 30, 2000 as compared with the 1999 period. During the first quarter of 2000 we recorded a $308,000 provision for closing our Oklahoma City and Midland offices.

  Interest Expense. Our interest expense increased by $0.5 million to $11.7 million for the nine months ended September 30, 2000 compared to $11.2 million for the comparable period of 1999. This increase during the 2000 period was attributable to higher average outstanding indebtedness and higher effective interest rates.

  Extraordinary Item.   During the third quarter of 2000 we
purchased $5.0 million principal amount of our 11-1/2% senior notes due 2008. The purchase price for the notes was $3.3 million and after adjustments for proportionate offering costs, accrued interest and tax effects, resulted in a gain of $916,000

  Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in our providing for income taxes or credits after the date of the acquisition.

  Net Loss.   Due to the factors described above, we realized
a net loss of $3.2 million for the nine months ended September 30, 2000, representing a decrease of $4.6 million or 59%, from a net loss of $7.7 million in the first nine months of 1999.

Liquidity and Capital Resources

  As of September 30, 2000 we had cash and cash equivalents of $710,000, and were fully drawn under the credit facility discussed below.

  As of September 30, 2000 we had $128.7 million ($129.8 million excluding the original issue discount) of indebtedness outstanding. This included $103 million of Senior Notes due 2008 issued in February 1998, and $26.6 million of advances under our credit facility discussed below. Under the terms of the indenture governing our outstanding senior notes, we currently may incur up to $30.0 million in permitted indebtedness in addition to the indebtedness outstanding under our Senior Notes. Subject to certain covenants contained in the indenture, we may also incur additional indebtedness. At September 30, 2000 we could not incur additional indebtedness.

  Funding for our business activities has historically been provided by operating cash flow and reserve-based bank borrowings. From time to time we engage in discussions relating to potential acquisitions of oil and gas properties or companies engaged in the oil and gas business. We have no present agreement, commitment or understanding with respect to any such acquisitions. Any future acquisitions may require that we obtain additional financing which will be dependent upon financing arrangements, if any, available at the time.

  Credit Facility. On December 27, 1999 we completed the refinancing of our senior secured credit facility with Foothill Capital Corporation, a Wells Fargo company. The refinancing was effected by Foothill purchasing from Union Bank of California, N.A., and Den norske Bank, ASA, our prior lenders, the outstanding $25.0 million balance indebtedness, together with all rights under the mortgages, security agreements and other loan documents previously executed in connection therewith.

  We entered into an Amended and Restated Loan and Security Agreement with Foothill (the "credit facility") which provides for up to $30.0 million of revolving credit, subject to borrowing base restrictions and applicable limitations under the indenture governing our senior notes. The initial maturity date of our credit facility is December 2002. The interest rate under this credit facility is prime plus 2%. Indebtedness under our credit facility is secured by liens on substantially all our oil and gas properties and other assets.

  The amount of credit available at any time under our credit facility may not exceed the borrowing base which is subject to redetermination at least semi-annually. At September 30, 2000 our borrowing base was $26.6 million. Our credit facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit our incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

  Net Cash Used in Operating Activities.   For the three
months ended September 30, 2000 net cash used by our operating activities was $4.2 million compared to $1.5 million used by our operating activities during the comparable period in 1999. For the nine months ended September 30, 2000 net cash used by our operating activities was $1.0 million compared to $5.9 million used by our operating activities during the comparable period in 1999.

  Net Cash or Used in Investing Activities. For the three months ended September 30, 2000, net cash used by us in our investing activities was $0.5 million, primarily representing $1.5 million of capital expenditures offset by $1.0 million of property sales. This compares with $0.6 million used in 1999, involving sales of oil and gas properties for $1.0 million, offset by $1.7 million of capital expenditures. At current prices and without additional financing, we have budgeted approximately $2.8 million for capital expenditures for the last quarter of 2000. We expect to use cash flow from operations, and cash balances to fund these expenditures.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

  The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values The carrying value of our senior notes exceeded their fair value at December 31, 1999 by approximately $61.2 million and at September 30, 2000 by approximately $24.7 million based on quoted market prices.

  This document contains forward-looking statements. All statements other than statements of historical facts are based on, or express, our expectations about future events, including statements regarding such matters as:

  -    the drilling of wells;
  -    the development of proved undeveloped reserves;
  -    the amount, nature and timing of other capital expenditures;
  -    the timing and amount of future production;
  -    future cash flow and liquidity;
  -    future operating costs and other expenses;
  -    future oil and gas prices;
  -    budgets; and
  -    future property acquisitions.

There are many factors that could cause our forward-looking statements to be incorrect, including the effect of economic conditions generally, the results of financing efforts, oil and gas price volatility, market demand, and other risks normally associated with the business of oil and gas drilling, production and marketing as described in RAM's more extensive Securities and Exchange Commission filings. Our forward-looking statements speak only as of the date made and we make no commitment to update these statements to reflect events or circumstances that may occur after this date.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable

Item 2.   Changes in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

  We held our year 2000 annual meeting of stockholders on August 10, 2000 in Tulsa, Oklahoma. M. Helen Bennett and John M. Reardon were elected as Class III Directors for terms of three years and Ernst & Young, L.L.P. was approved as our independent auditors for the current year.

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

The following exhibit is filed as a part of this report:

Exhibit
Number    Description
-------   -------------------------------------------------

21        Subsidiaries of the Company (2) [21]

27        Financial Data Schedule  (1)
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

                              RAM ENERGY, INC.
                              (Registrant)

Date: November 14, 2000
                              By: LARRY E. LEE
                                  Larry E. Lee
                                  President and Chief Executive Officer

                              By: JOHN M. LONGMIRE
                                  John M. Longmire
                                  Senior Vice President and
                                  Treasurer and Chief Financial Officer

                          EXHIBIT INDEX

Exhibit No.   Description                 Method of Filing
-----------   -----------                 ----------------------
21            Subsidiaries of the Company Incorporated herein by reference

27            Financial Data Schedule     Filed herewith electronically