Form 10-K
period 2000-12-31
RAM ENERGY INC/OK
filed 2001-04-02
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Year ended December 31, 2000

 [  ]  Transition Report pursuant to Section 13 or 15(d) of the
       Securities Act of 1934

                          Commission File No. 333-42641

                            [LOGO]   RAM ENERGY, INC.
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

                       YES   X    NO _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _____

          As of March 26, 2001, there were outstanding 2,727,000 shares of the registrant's common stock, $.01 par value per share. The common stock is privately held by affiliates of the registrant.

          Documents incorporated by reference:  None

                                RAM ENERGY, INC.

                           Annual Report on Form 10-K
                      for the Year Ended December 31, 2000

                                Table of Contents

Item
Number                                                          Page
                                     PART I

   Business
   Properties
   Legal Proceedings
   Submission of Matters to a Vote of Security  Holders

                                     PART II

   Market  for  Registrant's  Common  Equity  and  Related
   Matters
   Selected Financial Data
   Management's Discussion and Analysis of Financial Condition and Results of Operations
   Quantitative and Qualitative Disclosure About Market Risk Financial Statements and Supplementary Data
   Changes  in  and  Disagreements  with  Accountants   on
   Accounting And Financial Disclosure

                                    PART III

   Directors and Executive Officers of Registrant
   Executive Compensation
   Security  Ownership  of Certain Beneficial  Owners  and
   Management
   Certain Relationships and Related Transactions

                                     PART IV

   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                     PART I

Item 1   Business

General

RAM Energy, Inc. is an independent, natural gas-focused company engaged in the acquisition, development, exploitation, exploration and production of natural gas and oil properties, primarily in four core areas in the Mid-Continent Area and Permian Basin regions where we have been active since 1987. Our management team has extensive technical and operating expertise in all areas of our geographic focus. From 1989 to November 1996, we primarily developed and operated natural gas and oil properties owned jointly with a limited partnership in which we and one of our affiliates were the general partners and an institutional investor was the sole limited partner. In 1996, we acquired all of the partnership's natural gas and oil properties and other assets, and adopted our current strategy of aggressively managing and developing our existing properties and seeking acquisition opportunities. In 1999, we expanded our strategy to include exploration activities.

At December 31, 2000, our estimated net proved reserves were 139.8 Bcfe, of which 84% were natural gas, with a PV-10 Value of approximately $303.0 million before income taxes. Proved developed reserves comprised 72% of our total reserves, and our reserve life for total proved reserves was approximately 16 years. At December 31, 2000, we operated 500 wells, representing approximately 59% of our PV-10 Value. In addition to our proved reserves, we also own and operate the Carmen gathering system, a 182-mile natural gas and oil gathering system and saltwater disposal operation located in the Anadarko Shelf area in Oklahoma. Our Carmen system generated approximately $3.2 million of cash flow from third parties during 2000.

We have grown principally  through our acquisitions of producing  properties and the further development of these acquired properties. We have acquired approximately $242.0 million of natural gas and oil properties since 1989 including our acquisition of Carlton Resources, Inc. From 1997 to 2000, we achieved an average annual reserve replacement ratio of 263% through our acquisition and development activities. From 1989 through December 31, 2000, we drilled or participated in the drilling of 342 natural gas and oil wells with a 93% success rate. Since 1996, our historical average finding cost from all sources has been $0.67 per Mcfe including revisions of previous estimates. We believe there are substantial additional acquisition, development and
exploitation   opportunities   that   exist  in  our  four  core  areas  in  the
Mid-Continent and Permian Basin regions. In addition, we will continue to emphasize our exploration activities, including the acquisition of 2-D and 3-D seismic data and the internal generation of exploratory prospects.

In 2000, we drilled 29 wells with a success ratio of 72%; we increased our proved reserves 26.0 Bcfe, including revisions; we had EBITDA of $16.9 million, or $2.00 per Mcfe; and we acquired leasehold acreage on internally generated exploration prospects. We currently have identified ten seismic exploration prospects and have acquired leasehold acreage on six of these prospects.

Forward-Looking Statements

This document contains forward-looking statements under the meaning of the federal securities laws. All statements other than statements of historical facts are based on, or express, our expectations about future events, including statements regarding such matters as:

- - the drilling of wells;
- - the development of proved undeveloped reserves;
- - the amount, nature and timing of other capital expenditures;
- - the timing and amount of future production;
- - future cash flow and liquidity;
- - future operating costs and other expenses;
- - future oil and gas  prices;
- - budgets; and
- - future property acquisitions.

There are many factors that could cause our forward-looking statements to be incorrect, including the effect of economic conditions generally, the results of financing efforts, oil and gas price volatility, market demand, and other risks normally associated with the business of oil and gas drilling, production and marketing. Our forward-looking statements speak only as of the date made and we make no commitment to update these statements to reflect events or circumstances that may occur after this date.

Strategy

Our primary goal is to enhance stockholder value by increasing our reserves, production and operating cash flow through acquisitions, development and exploration of natural gas and oil properties. Key elements of our growth strategy include the following:

     * Concentrate on Our Existing Core Areas. Approximately 93% of our PV-10 Value, at December 31, 2000 is in our four core areas. Our natural gas and oil properties in our core areas are characterized by long production histories and multiple producing natural gas and oil horizons. In these areas, we operate 38% of the wells in which we own interests. We believe that our geographic concentration, experienced staff and operating control within our core areas provide us with focused, efficient operations.

     * Complete Selective Natural Gas and Oil Acquisitions. We seek to acquire producing natural gas and oil properties primarily in our four core areas in which the members of our staff have many years of experience. We will seek acquisitions of producing properties that will provide us with opportunities for reserve additions and increased cash flow through operating improvements, production enhancement and additional development and exploratory drilling.

     * Develop and Exploit Existing Natural Gas and Oil Properties. We have identified numerous infill drilling, recompletion, enhanced recovery and workover opportunities on our properties through year end 2002. We plan to pursue these relatively lower-risk development activities.

     * Increase Emphasis on Exploration Prospect Development. We are strongly committed to continuing our increased emphasis on exploration. We will continue to acquire, review and analyze 2-D and 3-D seismic data and our experienced technical staff will continue to generate exploratory prospects and evaluate opportunities proposed by third parties.

Our Strengths:

     * Natural gas focus. At year-end 2000, approximately 84% of our proved reserves were natural gas. We will continue our focus on natural gas properties and prospects. We believe that the economics of natural gas are more favorable than oil.

     * Strong management and technical staff. Our management and technical staff possess many years of experience in the natural gas and oil industry, substantially all of which has been focused on operations in our four core areas. We believe that the knowledge, experience and expertise of our staff will continue to support our efforts to enhance stockholder value.

     * Drilling success rate. Since 1989, we have drilled or participated in the drilling of 342 natural gas and oil wells with a 93% success rate, most of which were development wells in our core areas. We expect to continue to grow through our acquisition and development activities, although we expect our success rate to decline as we drill more exploratory wells.

     * Carmen gathering system. Our Carmen gathering system is a 182-mile natural gas and oil gathering system and saltwater disposal operation. As the owner of this system, we purchase production from third parties at the wellhead, transport that production through our system and sell it at a price in excess of our cost. Our ownership of the Carmen system permits us to realize a better price for our related production, provides us with an asset that generates cash flow irrespective of fluctuations in prices for natural gas and oil and provides us with control over the transportation of production to the processing facilities.

     * Operating control. We currently are the operator of wells that represent 59% of our PV-10 Value, which allows us to control capital allocation and expenses, and the timing of additional development and exploitation of our producing properties.

Recent Events

The Carlton Acquisition. On February 24, 1998, we acquired Carlton Resources, Inc. for $41.6 million (after certain purchase price adjustments), and on April 17, 1998, Carlton was merged into us. With this acquisition, we acquired interests in 360 (287 at December 31, 2000) producing oil and gas wells, primarily located in the Carmen Field in the Anadarko Shelf Area and other fields in the Mid-Continent Area, the Permian Basin and other natural gas and oil producing regions. At December 31, 2000, we operated 180 of these wells. Our acquisition of Carlton Resources added approximately 25.4 Bcfe of estimated net proved reserves to our reserve base, as of December 31, 2000 (net of 2.1, 1.8, and 1.7 Bcfe of production for the years 1998, 1999 and 2000, respectively) since the date of acquisition. The properties that we acquired in our acquisition of Carlton Resources include an attractive combination of established, long-life production, development and exploratory drilling opportunities, with over 59 identified projects, and have an estimated reserve life of approximately 13 years.

As part of our acquisition of Carlton Resources, we acquired, and currently own and operate, the Carmen gathering system, a 182-mile oil and gas gathering system and a saltwater disposal operation in the Carmen Field of the Anadarko Shelf Area. The Carmen system purchases, transports and markets natural gas and oil production and disposes of water produced from the properties dedicated to the Carmen system. We operate 132 of the 200 producing natural gas and oil wells currently connected to the Carmen system.

Through the Carmen system, we purchase natural gas and oil at the well head and transport the production, with associated saltwater, to a collection and separation facility that we operate. From this point, the natural gas is delivered to a processing and compression facility operated by a third party operator. After processing, gas volumes are returned to us and sold into a variety of delivery points. Oil purchasing and gathering, saltwater gathering and saltwater disposal comprise an integrated operation whereby oil and saltwater are gathered at the lease and subsequently measured and transported to a central facility through the liquids gathering line. Upon separation, the oil is aggregated and sold at a central sales point to a number of crude purchasers, and the saltwater is disposed into our saltwater disposal well.

Notes Offering. On February 24, 1998, we completed an offering of $115.0 million principal amount of our 11-1/2% senior notes due 2008, and received net proceeds of $108.3 million. During the fourth quarter of 1998 we purchased $7.04 million face amount, and during the third quarter of 2000 we purchased $5.0 million face amount of the notes, which were subsequently cancelled. The Indenture governing the notes contains certain covenants, including, but not limited to, covenants that limit:

* incurrence of additional indebtedness and issuances of disqualified capital stock,

*    restricted payments,

*    dividends and payments affecting subsidiaries,

*    transactions with affiliates and outside directors fees,

*    asset sales,

*    liens,

*    lines of business,

*    merger, sale or consolidation, and

*    non-refundable acquisition deposits.

The Indenture also contains covenants regarding the designation of Unrestricted Subsidiaries (as defined in the Indenture), ownership of Subsidiary Guarantors (as defined in the Indenture) and issuance of reports. See "Description of Indebtedness - Notes."

Ricks Acquisition. On August 17, 1998, in connection with our purchase for $6.5 million of a one-half interest in certain proved undeveloped natural gas and oil properties of Ricks Exploration, Inc. located in south Texas, we made a $2.0 million investment in RVC Energy, Inc. RVC then acquired the remaining one-half interest in the same proved undeveloped properties in which we had acquired interests, as well as other producing properties and stock of another oil and gas company. We were designated as the operator of most of the properties owned directly or indirectly by RVC. In 1999, RVC's properties were sold to satisfy its indebtedness, and we wrote off our $2.0 million investment in RVC.

Production Payment. On September 28, 1999, we entered into a volumetric production payment agreement with a unit of Duke Energy Corporation, pursuant to which we agreed to deliver to Duke Energy 2.8 Bcf of natural gas produced from certain of our properties over a 5-year period. We received aggregate consideration of $5.0 million from Duke Energy in this transaction. At December 31, 2000, we had a remaining obligation to deliver 1.8 Bcf of natural gas to Duke.

Exploration Program. We continue to emphasize our exploration program as a means of finding and developing new reserve additions. We participated in the drilling of eight gross (2.43 net) exploratory wells during 2000, one of which was successfully completed as a producing well. Three of the unsuccessful wells were shallow wells in which we had small working interests. These wells were drilled under an exploration agreement with another operator. These unsuccessful wells did not condemn the deeper formations, which remain our primary prospects.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our natural gas and oil production, prices and costs attributable to all natural gas and oil properties owned by us for the periods shown. Average realized prices reflect the actual realized prices received by us, including the results of our hedging activities. We acquired Carlton Resources in late February 1998. Our operating data for 1998 includes operations of Carlton Resources from the date of acquisition.

                                              Year Ended December 31,
                                              -----------------------
          Operating Data:                      1998      1999     2000
                                               ----      ----     ----
          Production volumes:
                Natural gas (MMcf)             8,795    8,283    6,661
                Oil and condensate (MBbls)       520      362      295
                Total (MMcfe)                 11,916   10,456    8,430
          Average realized prices:
                Natural gas (per Mcf)          $2.24    $2.08    $2.64
                Oil and condensate (per Bbl)   11.81    16.13    27.38
                Per Mcfe                        2.17     2.21     3.04
          Expenses (per Mcfe):
                Production taxes                0.17     0.19     0.33
                Lease operating                 0.55     0.56     0.59
                Depreciation and amortization   1.15     1.24     1.20
                General and administrative      0.30     0.42     0.40

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of December 31, 2000. Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

                                 Gross    Net
                                 -----    ---
              Natural gas          487    251
              Oil                1,391    132
                                 -----    ---
                 Total           1,878    383
                                 =====    ===
Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of December 31, 2000:


                                Gross     Net
                                -----     ---
            Developed          207,706   73,302
            Undeveloped         36,643   13,184
                               -------   ------
                       Total   244,349   86,486
                               =======   ======


Approximately 85% of our net acreage was located in our four core areas as of December 31, 2000. Our undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage is held by production or contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres.

Drilling Activities

During the periods indicated, we drilled or participated in drilling the following wells.

                          1998           1999            2000
                       -----------    -----------     -----------
Development wells:     Gross   Net    Gross   Net     Gross   Net
                       -----   ---    -----   ---     -----   ---
  Productive             53   16.1      19    2.4       20    4.30
  Non-productive          4    1.5      --     --        1     .02
Exploratory wells:
  Productive             --    --       --     --        1     .19
  Non-productive         --    --       --     --        7    2.24
                        ----  -----    ----   -----     ---  -----
     Total               57   17.6      19    2.4       29    6.75
                        ====  =====    ====   ====      ===  =====

Natural Gas and Oil Marketing and Hedging

Our oil and gas production is sold primarily under market sensitive or spot price contracts. The revenues received by us from the sale of natural gas liquids are included in crude oil sales. We utilize "keep whole" contracts in which the Btu content of the natural gas liquids is added to the natural gas proceeds. During the year ended December 31, 2000, three purchasers accounted for approximately 53% of our natural gas and oil sales and one customer accounted for approximately 97% of our Carmen system revenue. We believe there are numerous other companies available to purchase our crude oil and natural gas and that the loss of any or all of these purchasers would not materially affect our ability to sell crude oil and natural gas.

To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, periodically we utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. We do not establish hedges in excess of our expected production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At December 31, 2000, we had hedging contracts in place covering 2,430,000 MMbtu representing approximately 50% of our estimated gas production through August 31, 2001, at an average price of $3.842 per MMBbtu. For year ended December 31, 2000 our hedging strategies covered 7.0 Bcfe of natural gas and reduced our realized gas prices by $0.92 per Mcf. As of December 31, 2000, we had no oil hedges outstanding.

We have has only limited involvement with derivative financial instruments, as defined in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and do not use them for trading purposes. Our objective is to hedge a portion of our exposure to price volatility from producing natural gas and oil. These arrangements expose us to credit risk of our counterparties and to basis risk.

Recent Accounting Pronouncement

Effective  January  1,  2001,  we  adopted  Statement  of  Financial  Accounting
Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." This statement requires us to recognize all derivatives on our balance sheet at fair value. Derivatives that are not designated or not effective as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will immediately be recognized in earnings.

Based on our derivative positions and market prices at December 31, 2000, if we had applied FASB 133 at that date, we estimate that we would have recorded a loss from the cumulative effect of an accounting change of approximately $7.4 million as a reduction of other comprehensive income. See Note 1 to our consolidated financial statements. The ultimate impact of the derivative positions held at December 31, 2000, will depend on the changes in market prices at the settlement dates of the derivatives.

Employees

As of December 31, 2000, we had 50 employees, nine of whom were administrative, accounting or financial personnel and 41 of whom were technical and operations personnel. Our exploration staff includes three exploration geologists and one exploration landman. In addition we have project specific consulting relationships with two geophysicists. In 2000, we outsourced most of our internal bookkeeping functions and reduced our clerical workforce by 18 persons. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

Competition

The natural gas and oil industry is highly competitive. We compete for the acquisition of natural gas and oil properties, primarily on the basis of the price to be paid for such properties, with numerous entities including major oil companies, other independent natural gas and oil concerns and individual producers and operators. Many of these competitors are large, well established companies and have financial and other resources substantially greater than ours. Our ability to acquire additional natural gas and oil properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Item 2   Properties

Principal Natural Gas and Oil Properties and Reserves

We own and operate numerous natural gas and oil properties, with our proved reserves being located primarily in four core areas: the Deep Anadarko Basin of southwest Oklahoma and northwest Texas; the Anadarko Shelf of western Oklahoma and Texas panhandle; the Permian Basin of west Texas and southeastern New Mexico and the Gulf Coast Area of southern Louisiana and Mississippi. Our natural gas and oil properties located in our four core areas represented approximately 92% of our PV-10 Value as of December 31, 2000.

At December 31, 2000, we operated 500 productive wells and owned non-operated interests in 1,378 productive wells. Our interests in the wells we operate represented approximately 59% of our PV-10 Value at December 31, 2000.

In the following table, we present information regarding our natural gas and oil reserves, including reserves in our four core areas, as of December 31, 2000.

         Net Proved Reserves for Principal Oil and Gas Properties

                                               Gas     % of Total
                            Oil      Gas   Equivalent    PV-10
Area                      (MBbls)   (MMcf)   (Mmcfe)     Value
- ----                      --------  ------   -------     -----

Deep Anadarko Basin           526    43,987    47,144    35.1
Anadarko Shelf Area         1,317    31,859    39,760    26.2
Permian Basin               1,608    21,434    31,081    20.1
Gulf Coast                    105    11,538    12,165    10.9
Other                         270     7,994     9,616     7.7
                           ------    ------    ------   -----
Total proved reserves       3,826   116,812   139,766   100.0
                           ======   =======   =======  ======

Deep Anadarko Basin. Our properties in the Deep Anadarko Basin area accounted for approximately 35% of our PV-10 Value at December 31, 2000. The Deep Anadarko Basin area is located in southwest Oklahoma and northwest Texas. In this core area, we own an interest in 49 natural gas and oil producing wells which we operate and 177 natural gas and oil producing wells operated by others. During the year ended December 31, 2000, we drilled or participated in the drilling of 13 gross development wells in this core area, of which 12 were successfully completed as producing wells. In addition, during 2000, our total net daily production from the Deep Anadarko Basin area averaged approximately 7,720 Mcfe, or approximately 33% of our total production. The majority of our production in this core area is from the Red Fork formation, from depths of 12,000 feet to 13,000 feet. Our principal fields in the Deep Anadarko Basin area are the Hammon, Strong City and Wickham Fields. We have identified five workover and recompletion opportunities, along with 38 infill drilling locations and ten exploratory prospects in the Deep Anadarko Basin area. At December 31, 2000, approximately 42% of the PV-10 value of our proved, undeveloped reserves were in the Deep Anadarko Basin area.

Anadarko Shelf. Our properties in the Anadarko Shelf area accounted for approximately 26% of our PV-10 Value at December 31, 2000. The Anadarko Shelf area is located in western Oklahoma and the Texas panhandle. In this core area, we own an interest in 374 natural gas and oil producing wells which we operate and 109 natural gas and oil producing wells operated by others. During the year ended December 31, 2000, we drilled or participated in the drilling of four gross natural gas and oil wells in this core area, of which three were successfully completed as producing development wells. In addition, during 2000, our total net daily production from the Anadarko Shelf area averaged approximately 8,030 Mcfe, or approximately 35% of our total production. The majority of our production in this core area is from the Hunton, Mississippian, Manning and Tonkawa formations, from depths of 5,000 feet to 7,000 feet. Our principal fields in the Anadarko Shelf area are the Carmen, Major County and Panhandle Fields. In addition, our Carmen System is located in the Anadarko Shelf area. We have identified 9 workover and recompletion opportunities, along with 52 infill drilling locations and four exploratory prospects in the Anadarko Shelf area. At December 31, 2000, approximately 23% of the PV-10 Value of our proved, undeveloped reserves were in the Anadarko Shelf area.

Permian Basin. Our properties in the Permian Basin area accounted for approximately 20% of our PV-10 Value at December 31, 2000. The Permian Basin area is located in West Texas and Southeastern New Mexico. In this core area, we own an interest in 41 natural gas and oil producing wells which we operate and 491 natural gas and oil producing wells operated by others. During the year ended December 31, 2000, we drilled or participated in the drilling of five gross natural gas and oil wells in this core area, of which three were successfully completed as producing development wells. In addition, during 2000 we successfully recompleted seven wells in this core area. During 2000, our total net daily production from the Permian Basin area averaged approximately 3,720 Mcfe, or approximately 16% of our total production. The majority of our production in this core area is from the Canyon, Delaware and Strawn formations, from depths of 5,000 feet to 8,000 feet. Our principal fields in the Permian Basin area are the SCB and the Vinegarone Fields. We have identified 26 workover and recompletion opportunities, along with 26 infill drilling locations and three exploratory prospects in the Permian Basin area. At December 31, 2000, approximately 34% of the PV-10 Value of our proved, undeveloped reserves were in the Permian Basin area.

Gulf Coast. Our properties in the Gulf Coast area accounted for approximately 11% of our PV-10 Value at December 31, 2000. The Gulf Coast area is located in south Louisiana and Mississippi. In this core area, we own an interest in 30 natural gas and oil producing wells which we operate and 15 gross development natural gas and oil producing wells operated by others. During the year ended December 31, 2000, we did not drill or participate in the drilling of any natural gas and oil wells in this core area, but we successfully recompleted one of two wells during 2000. During 2000, our total net daily production from the Gulf Coast area averaged approximately 1,394 Mcfe, or approximately 7% of our total production. The majority of our production in this core area is from the Camerina and Margunilina formations, from depths of 9,000 feet to 11,000 feet. Our principal field in the Gulf Coast area is the Egan Field. We have identified 17 workover and recompletion opportunities, no infill drilling locations and one potential exploratory prospect in the Gulf Coast area. At December 31, 2000, none of the PV-10 Value of our proved, undeveloped reserves were in the Gulf Cost area. For 2001, we have scheduled the drilling of four recompletion wells, and no development or exploratory wells in the Gulf Coast area.

Natural Gas and Oil Reserves

The following table summarizes the estimates of our historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for our natural gas and oil properties as of December 31, 1998, 1999 and 2000 were prepared by Garb Grubbs Harris & Associates (formerly Forrest A. Garb & Associates, Inc.

In the following table, PV-10 Value represents the present value of estimated future net revenues before income tax discounted at 10%, using prices in effect at the end of the respective periods presented and excluding the effects of hedging activities. In accordance with applicable requirements of the Securities and Exchange Commission, estimates of our proved reserves and future net revenues are made using natural gas and oil sales prices received by us as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The prices used in calculating PV-10 Value as of December 31, 2000 were $5.98 per Mcf of natural gas and $23.75 per Bbl of oil, compared to prices used as of December 31, 1999 of $2.07 per Mcf of natural gas and $22.76 per Bbl of oil. The prices at which we sell natural gas are determined on the first day of each month for the entire month. On December 31, 2000, the NYMEX price for natural gas was $9.98 per Mmbtu. Had this price been used in determining our proved reserves and their PV-10 Value at December 31, 2000, our estimated proved reserves would have been 141.3 Bcfe with a PV-10 Value of $470.6 million at December 31, 2000.

Estimated quantities of proved reserves and future net revenues therefrom are affected by natural gas and oil prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating natural gas and oil reserves and their values, including many factors beyond the control of the producer. The reserve data set forth in this report represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revisions based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. The PV-10 Value of our proved natural gas and oil reserves does not necessarily represent the current or fair market value of such proved reserves, and the 10% discount factor required by the Securities and Exchange Commission may not reflect current interest rates, our cost of capital or any risks associated with the development and production of our proved natural gas and oil reserves.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted. Except to the extent that we acquire properties containing proved reserves or conduct successful exploitation and development activities, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves.

                                                   December 31,
                                             --------------------------
                                             1998       1999      2000
       Reserve Data:                         ----       ----      ----
       Proved developed reserves
          Natural gas (MMcf)                 77,035     68,134    81,997
          Oil & condensate (MBbles)           2,760      2,901     3,102
           Total (MMcfe)                     93,595     85,541   100,598
           PV-10 Value (in thousands)       $71,021    $76,100  $224,925
       Proved reserves:
         Natural gas (MMcf)                 109,894    101,764   116,812
         Oil & condensate (MBbls)             3,653      3,606     3,826
          Total (MMcfe)                     131,812    123,401   139,766
         PV-10 Value (in thousands)         $84,615    $92,611  $302,985

         $/Mcf                                $2.12      $2.07     $5.98
         $/Bbl                                 8.95      22.76     23.75

Title to Properties

We believe we have satisfactory title to our properties in accordance with standards generally accepted in the natural gas and oil industry. As is customary in the natural gas and oil industry, we make only a cursory review of title to farmout acreage and to undeveloped natural gas and oil leases upon execution of any contracts. Prior to the commencement of drilling operations, a title examination is conducted and curative work is performed with respect to significant defects. To the extent title opinions or other investigations reflect title defects, we, rather than the seller of the undeveloped property, are typically responsible to cure any such title defects at our expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We have obtained title opinions on substantially all of our producing properties. Prior to completing an acquisition of producing natural gas and oil leases, we perform a title review on a material portion of the leases. Our natural gas and oil properties are subject to customary royalty interests, liens for current taxes and other burdens that we believe do not materially interfere with the use of or affect the value of such properties.

Facilities

Our executive and operating offices are located at Suite 650, Meridian Tower, 5100 E. Skelly Drive, Tulsa, Oklahoma 74135. We lease all of our significant facilities. We believe that our facilities are adequate for our current needs.

Regulation

  General. Various aspects of our oil and gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and gas industry and its individual members.

Regulation of Sales and Transportation of Natural Gas. The Federal Energy Regulatory Commission (the "FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which oil and gas could be sold. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation and proposed regulation designed to increase competition within the natural gas industry, to remove various barriers and practices that historically limited nonpipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers and to establish the rates interstate pipelines may charge for their services. Similarly, the Oklahoma Corporation Commission and the Texas Railroad Commission have been reviewing changes to their regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes being considered by these federal and state regulators would affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters, however, we do not believe that any actions taken will have an effect materially different than the effect on other natural gas producers with which it competes.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

Oil Price Controls and Transportation Rates. Our sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market.

Environmental. Our oil and gas operations are subject to pervasive federal, state, and local laws and regulations concerning the protection and preservation of the environment (e.g., ambient air, and surface and subsurface soils and waters), human health, worker safety, natural resources, and wildlife. These laws and regulations affect virtually every aspect of our oil and gas operations, including its exploration for, and production, storage, treatment, and transportation of, hydrocarbons and the disposal of wastes generated in connection with those activities. These laws and regulations increase our costs of planning, designing, drilling, installing, operating, and abandoning oil and gas wells and appurtenant properties, such as gathering systems, pipelines, and storage, treatment and salt water disposal facilities.

We have expended and will continue to expend significant financial and managerial resources to comply with applicable environmental laws and regulations, including permitting requirements. Our failure to comply with these laws and regulations can subject us to substantial civil and criminal penalties, claims for injury to persons and damage to properties and natural resources, and clean-up and other remedial obligations. Although we believe that the operation of our properties generally complies with applicable environmental laws and regulations, the risks of incurring substantial costs and liabilities are inherent in the operation of natural gas and oil wells and appurtenant properties. We could also be subject to liabilities related to the past operations conducted by others at properties now owned by us, without regard to any wrongful or negligent conduct by us.

We cannot predict what effect future environmental legislation and regulation will have upon our oil and gas operations. The possible legislative reclassification of certain wastes generated in connection with oil and gas operations as "hazardous wastes" would have a significant impact on our operating costs, as well as the oil and gas industry in general. The cost of compliance with more stringent environmental laws and regulations, or the more vigorous administration and enforcement of those laws and regulations, could result in material expenditures by us to remove, acquire, modify, and install equipment, store and dispose of wastes, remediate facilities, employ additional personnel, and implement systems to ensure compliance with those laws and regulations. These accumulative expenditures could have a material adverse effect upon our profitability and future capital expenditures.

Regulation of Oil and Gas Exploration and Production. Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from our properties. See "Risk Factors-We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business."

Item 3 Legal Proceedings

From time to time, we are party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved in any legal proceedings, nor are we a party to any pending or threatened claims, that could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

     None.
                                     PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market for our common stock. As of March 26, 2001, there were four record holders of the common stock. We sold no equity securities during the years ended December 31, 1998, 1999 and 2000 except that on July 1, 1998 we granted to a person who was neither a director, officer nor employee of the Company options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $7.33 per share. The person to whom the options were granted is an "accredited investor" as that term is defined in Regulation D promulgated under the Securities Act. We relied on the exemption from registration provided by Regulation D.

Item 6 Selected Financial Data

The following tables set forth certain of our historical consolidated financial data with respect to each of the five years ended December 31, 2000 which have been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included in Item 8.

We define EBITDA as earnings before interest income, interest expense, income taxes, depreciation and amortization, writedown of related oil and gas properties and equipment, extraordinary items and equity in loss of affiliates. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles ("GAAP"). EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP or as an indicator of a company's operating performance or liquidity. We believe that EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet future debt service requirements, if any.

We acquired all of the oil and gas properties of a limited partnership on November 30, 1996. Prior to December 1996, we conducted drilling and development activities on behalf of and as the managing general partner of that partnership, and the data presented below was not meaningful for us. In February 1998, we acquired Carlton Resources. These transactions affect the comparability of the historical operating data for the periods and the data are not necessarily indicative of our future performance.

                                                Year Ended December 31,
                               -------------------------------------------------------
                                  1996      1997        1998       1999        2000
                               -------------------------------------------------------
Operating Statement Data:            (in thousands, except for per share amounts)
Operating Revenues:

  Oil and gas sales           $  3,275    $ 23,737     $ 25,839    $23,085    $ 25,641
    Gathering system              --          --          6,123      9,198      14,100
    Management fees              1,482        --          --          --          --
    Operator overhead fees       1,343        --          --          --          --
    Consulting Fees                153        --          --          --          --
    Other                          567          79         354         827         294
                               -------    --------     --------     -------   --------
     Total operating revenues    6,820      23,816      32,316      33,110      40,035
Operating Expenses:
    Production taxes               263       1,713       2,026       1,967       2,762
    Lease operating costs          564       5,056       6,607       5,826       4,994
    Gathering system              --          --         4,716       7,035      10,851
    Depreciation and
    amortization                   990       8,692      13,713      12,964      10,091
    Contract termination and
    severance                       --          --        --          --         --
  General and administrative     4,164       4,467       3,517       4,437       3,353
                               -------    --------      -------     -------     -------
     Total operating expenses    5,981      19,928      30,579      32,229      33,272
  Operating income                 839       3,888       1,737         881       6,763
Other income (expense):
  Interest expense               (541)     (5,159)    (13,197)    (14,623)    (15,455)
  Interest income                   29          83         356         169         148
  Equity in income of a
  partnership                       71        --          --          --          --
  Equity in loss of
  affiliate                       --          --          (693)     (1,307)       --
 Minority interest in a
  partnership                       10        --          --          --          --
                               -------     --------     --------    -------     -------
Income (loss) before income
   taxes and extraordinary items   408      (1,188)    (11,797)    (14,880)     (8,544)
 Income tax benefit               --          --        (4,200)     (5,650)     (3,200)
                               -------     --------    --------     -------     -------
Income (loss) before
  extraordinary items              408      (1,188)     (7,597)     (9,230)     (5,344)
Extraordinary items               --          --         1,140        --           916
                              --------    ---------   ---------   ----------  ---------
Net income (loss)             $    408    $ (1,188)   $ (6,457)   $ (9,230)   $ (4,428)
                              ========    =========   =========   ==========  =========


Per Share Amounts:
  Income(loss) before
   extraordinary items        $   0.15    $  (0.44)   $  (2.79)   $  (3.38)   $  (1.96)
  Extraordinary items             --          --          0.42        --          0.34
                              --------    --------    ---------   --------    ---------
  Net income(loss)            $   0.15    $  (0.44)   $  (2.37)   $  (3.38)   $  (1.62)
                              ========    =========   =========   =========   =========
Weighted average common shares
  outstanding (in  thousands)    2,727       2,727       2,727       2,727       2,727
                              ========    =========   =========   =========   =========

                                                                     Year Ended December 31,
                                               -------------------------------------------------------------
                                                1996          1997        1998        1999           2000
                                               -------------------------------------------------------------
                                                             (in thousands, except for ratios)

Balance Sheet Data:
      Cash  and cash equivalents              $   1,607    $   1,248    $   8,603    $   1,875    $     917
      Net property and equipment                 54,738       60,574      134,274      122,687      118,909

      Total assets                               71,410       69,727      156,451      135,797      132,836
      Long term debt,including
         current portion                         62,984       62,225      131,789      129,356      127,580
      Stockholders' deficit                      (1,321)      (3,983)     (10,440)     (19,670)     (24,098)

Other Financial Data:
          EBITDA                                  1,829       12,580       15,450       13,845       16,854
          Interest expense                         (541)      (5,159)     (13,197)     (14,623)     (15,455)
          Working capital changes and other      (1,218)       1,301        7,280       (5,190)       4,549
                                              ---------    ---------    ---------    ---------    ---------
      Cash flows from:
          Operating activities                $      70    $   8,722    $   9,533    $  (5,968)   $   5,948
          Investing activities                  (59,071)      (8,202)     (66,607)      (2,269)      (4,845)
          Financing activities                   60,084         (879)      64,429        1,509       (2,061)

      Capital expenditures:
          Acquisitions                           58,898            -       48,111            -            -
          Investments                                 -            -        2,000            -            -
          Development drilling                       22       17,642       17,972        3,625        4,464
          Exploration                                 -            -            -          860        2,421
          Gathering system                            -            -          184          438           54
          Other                                     227          343          652          480          826
                                              ---------    ---------    ---------    ---------    ---------
Total Capital expenditures                       59,147       17,985       69,419        5,403        7,765

- ---------------------------

Operating Data:
                                                     Year Ended December 31,
                                    ----------------------------------------------------------
                                        1996       1997        1998         1999        2000
                                    ----------------------------------------------------------
Production volumes:

    Natural gas (MMcf)                  632       6,686        8,795        8,283       6,661
    Oil  and condensate (MBbls)          53          46          520          362         295
    Total (MMcfe)                       941       9,486       11,916       10,456       8,430
Average realized prices <F1>:
    Natural gas (per Mcf)             $3.42      $ 2.36       $ 2.24       $ 2.08      $ 2.64
    Oil and condensate (per Bbl)      21.58       17.08        11.81        16.13       27.37
    Per Mcfe                           3.48        2.50         2.17         2.21        3.04
Expenses (per Mcfe):
    Production Taxes                   0.28        0.18         0.17         0.19        0.33
    Lease Operating Costs              0.60        0.53         0.55         0.56        0.59
    Depreciation and Amortizatio       1.05        0.92         1.15         1.24        1.20
    General and Administrative         4.42        0.47         0.30         0.42        0.40
- -----------------------

<F1> Reflects the actual realized prices received by the Company,  including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent oil and gas Company engaged in the acquisition, exploration and development of oil and gas properties and the production of oil and gas. Our oil and gas properties are located primarily in the Mid-Continent Area and the Permian Basin. We also operate an oil and gas gathering and salt water disposal system in Oklahoma.

Historically, we have added reserves mainly through acquisitions of producing properties and the further development and exploitation of these properties. Beginning in 1999, we initiated an emphasis on exploration activities, including the acquisition of 2-D and 3-D seismic data and the internal generation of exploratory prospects. We continue to generate exploratory prospects with our in-house exploration staff and evaluate exploratory opportunities proposed by third parties. We intend to continue pursuing attractive natural gas and oil acquisitions, as well as development activities and exploratory drilling opportunities. Any future acquisitions or major development will require additional financing which will be dependent upon financing arrangements, if any, available at the time.

In February 1998, we acquired Carlton Resources for approximately $41.6 million. In this acquisition we acquired proved reserves and the Carmen system. The results of operations discussed below include operations of properties acquired in our acquisition of Carlton Resources since March 1, 1998.

In 1998, in connection with our purchase for $6.5 million of a one-half interest in certain proved undeveloped natural gas and oil properties, we made a $2.0 million investment in RVC Energy, Inc. RVC Energy then acquired the remaining one-half interest in the same proved undeveloped properties in which we had acquired interests, as well as other producing properties and the stock of another oil and gas company. We were designated as the operator of most of the properties owned directly or indirectly by RVC Energy. In 1999, RVC Energy's properties were sold to satisfy its indebtedness, and we wrote off our $2.0 million investment in RVC.

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

We have entered into fixed price swaps for our natural gas production from January 2001 through August 2001 on 2,430,000 Mmbtu that provide an average floor price of $3.842 per Mmbtu. Based on the closing price of NYMEX for January 2001 contracts and the market closing prices of contracts for February through August, 2001 on December 29, 2000, the indicated "mark-to-market" losses on these contracts totaled $7.4 million.

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

Results of Operations

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Operating Revenues. Our operating revenues increased by $6.9 million, or 21% for the year ended December 31, 2000 compared to the same period in 1999.

Oil and Gas Sales: The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our oil and gas operating revenues, for the periods indicated:

                             Year ended          2000 Compared to 1999
                            December 31,      ------------------------------
                           --------------    % Increase   Operating Revenue
                           1999      2000    (Decrease)  Increase (Decrease)
                           ----      ----    ----------  -------------------
                                                      (Dollars in thousands)
Production volumes:
 Natural gas (MMcf)        8,283     6,661     (19.6) %        $(3,376)
 Oil (MBbls)                 362       295     (18.6) %         (1,087)
Average sale prices:
Natural gas (per Mcf)     $ 2.08    $ 2.64      26.7  %          3,705
 Oil (per Bbl)             16.13     27.38      69.7  %          3,315

Our oil and gas sales were higher during 2000 compared to 1999 as a result of a 38% increase in realized prices, partially offset by a 19% decrease in production, both on an Mcfe basis. Of the decrease in production, approximately 28% was due to the production payment we entered into at the end of September, 1999, with 785 MMcf delivered for the year of 2000 compared to 208 MMcf delivered in the last quarter of 1999. Our average daily production was 23.1 MMcfe in 2000 compared to 28.6 MMcfe for 1999. Our natural gas production decreased by 20% and oil production decreased by 19% for the comparable periods. We realized an average sales price for natural gas of $2.64 per Mcf for 2000, compared to $2.08 per Mcf for 1999, an increase of 27%. Our average realized sales price for oil for 2000 was $27.38 per Bbl, compared to $16.13 per Bbl for 1999, a 70% increase.

Periodically we utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. We do not establish hedges in excess of our expected production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production.

Our gas revenue is computed net of gains or losses from fixed-price swaps for physical deliveries during the reporting period. Our natural gas sales were reduced by $6.1 million (or $0.92 per Mcf) from these transactions in 2000 compared to $362,000 in decreases (or $0.04 per Mcf) for 1999.

Gathering System. Our gathering system revenue was $14.1 million for the year ended December 31, 2000, compared to $9.2 million for 1999, an increase of $4.9 million, or 53%.

We are obligated to deliver 10,000 Mmbtu's per day at the tailgate of the system, and we purchase natural gas from wells connected to the system to satisfy that obligation. In addition, we purchase and re-sell oil and dispose of salt water.

Our third party purchases and system operating costs were $10.9 million for the year of 2000, compared to $7.0 million for 1999, an increase of $3.8 million, or 54%.

Volumes of gas, oil, and water disposed were virtually unchanged for 2000 compared to 1999; higher prices account for the increases in both revenues and costs. The operating margin of the system increased $1.0 million (or 45%) to $3.2 million for the year 2000 compared to $2.2 million for the year 1999.

Oil and Gas Production Taxes. Our oil and gas production taxes increased by $795,000, or 40%, for the year ended December 31, 2000, compared to the same period in 1999. This increase was due entirely to higher wellhead oil and gas revenue during 2000 compared to 1999.

Oil and Gas Production Expense. Our oil and gas production expense decreased by $832,000, or 14%, for the year ended December 31, 2000, compared to the same period in 1999. Our oil and gas production expense was $0.59 per Mcfe for 2000, a 5% increase from $0.56 per Mcfe compared to 1999, due to reduced production volumes in 2000 compared to 1999.

Amortization and Depreciation Expense. Our depreciation and amortization expense decreased by $2.9 million, or 22% for 2000 compared to 1999, and was $1.20 per Mcfe for 2000, a decrease of $0.04, or 3% compared to the $1.24 per Mcfe for 1999. Our oil and gas amortization expense was $0.82 per Mcfe for 2000 compared with $0.92 per Mcfe for 1999, an 11% decrease, due to increased reserve quantities at the end of 2000 compared to the end of 1999.

Contract Termination and Severance. During the first quarter of 2000, we closed our Oklahoma City accounting office and our Midland, Texas operations office.
Severance  pay and other  costs  incidental  to these  office  closings  totaled
$337,000. In December 2000, we terminated the severance agreement with the Chairman of the Board and entered into a new employment agreement with him. Total benefits to be paid in connection with the contract termination were $884,000.

General and Administrative Expense. Our general and administrative expense decreased to $3.3 million, a decrease of $1.1 million, or 24% in 2000 compared with $4.4 million in 1999. This decrease is due primarily to the office closings described above, and decreased costs of managing RVC Energy, a partially owned unrestricted affiliate, for which we received $600,000 in management fees during 1999.

Interest Expense. Our interest expense increased $832,000 to $15.5 million for 2000 compared to $14.6 million for 1999. During 2000, we had lower average outstanding indebtedness on our senior notes due to our purchase of $5.0 million principal amount of senior notes during August, 2000, offset by higher outstanding balances and higher effective interest rates under our credit facility.

Income Taxes. In connection with our acquisition of Carlton Resources in early 1998, we recorded deferred income tax liabilities related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Prior to this acquisition, we offset our existing net operating loss carryforwards and the provision or credit for income taxes by valuation allowances. Our net liability is the result of our providing for income taxes or credits after the date of our acquisition of Carlton Resources.

Equity in Loss of Affiliate. During 1999 we wrote off our remaining investment in RVC Energy.

Extraordinary Item. During 2000, we purchased $5.0 million principal amount of our senior notes for $3.3 million. After adjustments for proportionate offering costs, accrued interest and tax effects, we reported a gain of $916,000.

Net Loss. Due to the factors described above, our net loss decreased by $4.8 million, from a net loss of $9.2 million in 1999 to a net loss of $4.4 million in 2000.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Operating Revenues. Our operating revenues increased by $794,000, or 3% for the year ended December 31, 1999 compared to the same period in 1998.

Oil and Gas Sales: The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on oil and gas operating revenues, for the periods indicated:

                             Year ended            1999 Compared to 1998
                            December 31,      ------------------------------
                           --------------    % Increase   Operating Revenue
                           1998      1999    (Decrease)  Increase (Decrease)
                           ----      ----    ----------  -------------------
                                                      (Dollars in thousands)

Production volumes:
 Natural gas (MMcf)        8,795     8,283      (5.8)%        $(1,146)
 Oil (MBbls)                 520       362     (30.4)%         (1,865)
Average sale prices:
 Natural gas (per Mcf)    $ 2.24    $ 2.08      (7.1)%         (1,309)
 Oil (per Bbl)             11.81     16.13      36.6 %          1,563

Our natural gas and oil sales were lower during 1999 compared to 1998 as a result of a 12% decrease in production partially offset by a 2% increase in realized prices, both on an Mcfe basis. Most of the decrease in production was due to property sales during the second quarter of 1999. Average daily production was 28.6 MMcfe in 1999 compared to 32.6 MMcfe for 1998. Our natural gas production decreased by 6% and oil production decreased by 30% for the comparable periods. We realized an average sales price for natural gas of $2.08 per Mcf for 1999, compared to $2.24 per Mcf for 1998. Our average realized sales price for oil for 1999 was $16.13 per Bbl, compared to $11.81 per Bbl for 1998, a 37% increase.

Our gas revenue is computed net of gains or losses from fixed-price swaps for physical deliveries during the reporting period. Our natural gas sales were reduced by $362,000 (or $0.04 per Mcf) from these transactions in 1999 compared to $1.6 million in increases (or $0.19 per Mcf) for 1998.

Gathering System. Our gathering system revenue was $9.2 million for the year ended December 31, 1999, compared to $6.1 million for 1998, an increase of $3.1 million, or 51%. Data for the year 1998 includes gathering system revenue and costs since March 1, 1998, the date of our acquisition of Carlton Resources.

We are obligated to deliver 10,000 Mmbtu's per day at the tailgate of the system, and we purchase natural gas from wells connected to the system to satisfy that obligation. In addition, we purchase and re-sell oil and dispose of salt water.

Our third party purchases and system operating costs were $7.0 million for the year of 1999, compared to $4.7 million for 1998, an increase of $2.3 million, or 49%.

The operating margin of the system increased $756,000 (or 54%) to $2.2 million for the year 1999 compared to $1.4 million for the year 1998.

Oil and Gas Production Taxes. Our oil and gas production taxes decreased by $59,000, or 3%, for the year ended December 31, 1999, compared to the same period in 1998, due entirely to lower wellhead oil and gas revenue during 1999 compared to 1998.

Oil and Gas Production Expense. Our natural gas and oil production expense decreased by $781,000, or 12%, for the year ended December 31, 1999, compared to the same period in 1998. This decrease in expense was due primarily to the property sales during the second quarter of 1999. Our natural gas and oil production expense was $.56 per Mcfe for 1999, an increase from $.55 per Mcfe compared to 1998, or a 2% increase on an Mcfe basis.

Amortization and Depreciation Expense. Our depreciation and amortization expense decreased by $749,000, or 5% for 1999 compared to 1998, and was $1.24 per Mcfe for 1999, an increase of $0.09, or 8% compared to the $1.15 per Mcfe for 1998. Our oil and gas amortization expense was $0.92 per Mcfe for 1999 compared with $0.93 per Mcfe for 1998.

General and Administrative Expense. Our general and administrative expense was $4.4 million, an increase of $920,000, or 26%, in 1999 compared with $3.5 million in 1998. The increase was due primarily to costs associated with managing RVC, for which we were reimbursed $600,000 in management fees during 1999.

Interest Expense. Our interest expense increased $1.4 million to $14.6 million for 1999 compared to $13.2 million for 1998. This increase was attributable to higher average outstanding indebtedness and higher effective interest rates during 1999. Our senior notes were outstanding for only ten months of 1998.

Income Taxes. In connection with our acquisition of Carlton Resources, we recorded deferred income tax liabilities related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Prior to this acquisition, our existing net operating loss carryforwards and the provision or credit for income taxes had been offset by valuation allowances. Our net liability results from providing for income taxes or credits after the date of the Carlton Resources acquisition.

Equity in Loss of Affiliate. During 1999, we wrote-off our remaining investment in RVC of $1.3 million.

Extraordinary Item. During 1998, we purchased $7.0 million of our senior notes for $4.8 million. After adjustments for proportionate offering costs, accrued interest and tax effects, our purchase resulted in a gain of $1.1 million.

Net Loss. Due to the factors described above, our net loss increased by $2.7 million, from a net loss of $6.5 million in 1998 to a net loss of $9.2 million in 1999.

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

Liquidity and Capital Resources

As of December 31, 2000 we had cash and cash equivalents of $917,000 and $1.4 million available under the Credit Facility discussed below.

As of December 31, 2000 we had $127.4 million ($128.5 million excluding the original issue discount) of indebtedness outstanding. This included $103.0 million of senior notes due 2008 issued in February 1998, and $25.4 million of advances under our credit facility. Under the terms of the indenture governing our outstanding senior notes, we currently may incur up to $30.0 million in permitted indebtedness in addition to the indebtedness outstanding under our senior notes. Subject to certain covenants contained in the indenture, we may also incur additional indebtedness. At December 31, 2000 we could not incur additional indebtedness.

Historically, we have funded our business activities with operating cash flow and reserve-based bank borrowings. From time to time we engage in discussions relating to potential acquisitions of natural gas and oil properties or companies engaged in the natural gas and oil business. We have no present agreement, commitment or understanding with respect to any such acquisitions. Any future acquisitions may require that we obtain additional financing that will depend upon financing arrangements, if any, available at the time.

Credit Facility. On December 27, 1999 we completed the refinancing of our senior secured credit facility with Foothill Capital Corporation, a Wells Fargo company. The credit facility provided by Foothill Capital Corporation, as agent, is a $30.0 million credit facility, subject to borrowing base restrictions and limitations contained in the indenture governing our senior notes. The credit facility restricts our ability to incur indebtedness, create liens, make loans and guarantee the debt of others.

The following is a summary of the provisions of the credit facility, which we consider to be material, but does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the definitive loan documentation.

O The credit facility is a $30.0 million revolving credit facility due December 2002.

O Advances under all facilities may not exceed our borrowing base, which is subject to determination semi-annually. At December 31, 2000 our borrowing base was $65.2 million.

O Borrowings under the credit facility bear interest at the greater of prime plus 2.0% or 8.0% per annum.

O The credit facility contains a number of covenants including, among others, covenants limiting our ability to incur debt, make loans, create liens, pay dividends, make guarantees and investments, change their business, engage in transactions with affiliates, sell assets, enter into restrictive agreements, engage in sale leaseback transactions or new business and engage in mergers and acquisitions. The credit facility contains other usual and customary negative and affirmative covenants.

O Borrowings under the credit facility are secured by liens on substantially all of our natural gas and oil properties and other assets.

The amount of credit available at any time under our credit facility may not exceed the borrowing base which is subject to redetermination at least semi-annually based, in part, on changing expectations of future prices. At December 31, 2000, our borrowing base was $65.2 million. Because of restrictions contained in the indenture governing our senior notes, at December 31, 2000 our maximum borrowing ability under our credit facility was $26.8 million. Our credit facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit our incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets.

Senior Notes. We have outstanding $103.0 million aggregate principal amount of senior notes, which mature in February 2008. The notes were issued under an indenture with United States Trust Company of New York, as Trustee. The notes bear interest at an annual rate of 11 %, payable semi-annually on each February 15 and August 15. We have been informally advised that two of our stockholders, neither of whom is one of our officers, have entered into agreements with a third party to sell a portion of their shares of our common stock and have granted the third party an option, exercisable after February 1, 2002, to purchase the balance of their shares of our common stock. Based on the number of shares of our common stock currently outstanding, the third party's consummation of its purchase without exercise of its option would not result in a "change of control" as defined in the indenture governing our outstanding senior notes. However, if the third party should exercise its option to acquire the balance of the shares of our common stock from the selling stockholders, that exercise would result in a "change of control" and we would be obligated to offer to purchase our outstanding senior notes at 101% of their principal amount plus accrued and unpaid interest. However, if prior to the time the third party exercises its option we should issue additional shares of our common stock pursuant to options we have previously granted or otherwise, the third party's exercise of its option would not result in a "change of control" and we would not be required to offer to purchase our outstanding senior notes.

Production Payment. On September 28, 1999, we entered into a volumetric production payment agreement with a unit of Duke Energy Corporation, pursuant to which we will deliver to Duke Energy 2.8 Bcf of natural gas produced from certain of our properties over a 5-year period. We received $5.0 million of consideration in this transaction. At December 31, 2000, we had a remaining obligation to deliver 1.8 Bcf of natural gas to Duke Energy.

Cash Flows from Operating Activities. Our cash flows from operating activities are comprised of three main items: net loss, adjustments to reconcile net loss to cash provided (used) before changes in working capital, and changes in working capital. For the year ended December 31, 2000, our net loss was $4.8 million less than that of 1999. Adjustments (primarily non-cash items such as depreciation and amortization and deferred income taxes) were $6.2 million for the year of 2000 compared to $8.8 million for 1999, a decrease of $2.6 million. Working capital changes for the year 2000 provided cash of $4.2 million compared with a use of $5.5 million of cash for 1999. Growth in accounts payable and accrued liabilities during 2000 was the primary reason for this change. For the year ended December 31, 2000, in total, our cash flows from operating activities provided $5.9 million in cash compared to a use of $6.0 million in cash for 1999.

Cash Flow from Investing Activities. For the year ended December 31, 2000, our net cash used by investing activities was $4.8 million, including $6.9 million for oil and gas property additions, offset by property sales proceeds of $2.8 million. For the year ended December 31, 1999, our net cash used in investing activities was $2.3 million, including $4.5 million for oil and gas property additions offset by $2.9 million of property sales. Our budget for capital expenditures in 2001 is approximately $8.1 million provided current oil and gas prices realized are maintained.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

The carrying amounts reported in our balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values. The carrying value of our senior notes exceeded their fair value at December 31, 1999 and 2000 by approximately $62.1 million and $23.2 million, respectively, based on quoted market prices.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. We currently sell most of our natural gas and oil production under price sensitive or market price contracts.

To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, periodically we utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. We do not establish hedges in excess of our expected production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At December 31, 2000, we had hedging contracts in place covering 2,430,000 MMbtu representing approximately 50% of our estimated gas production through August 31, 2001, at an average price of $3.842 per MMBbtu. For year ended December 31, 2000 our hedging strategies covered 7.0 Bcfe of natural gas and reduced our realized gas prices by $0.92 per Mcf. As of December 31, 2000, we had no oil hedges outstanding.

As of December 31, 2000, we had the following quantity hedges on natural gas outstanding:

                           Average              Average
Period                     MMBtu/Day            $/MMBtu
- ------                     ---------            -------

First quarter 2001          10,000               $4.21
Second quarter 2001         10,000               $3.66
Third quarter 2001           6,739               $3.57

We have no hedges of natural gas beyond August 31, 2001.

Item 8 Financial Statements and Supplementary Data

Consolidated Financial Statements
RAM Energy, Inc.
Years ended December 31, 1998, 1999 and 2000

                      RAM Energy, Inc.

              Consolidated Financial Statements

        Years ended December 31, 1998, 1999 and 2000





                          Contents

Report of Independent Auditors

Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Deficiency
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements



               Report of Independent Auditors

The Board of Directors
RAM Energy, Inc.

We have audited the accompanying consolidated balance sheets of RAM Energy, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAM Energy, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                        ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 2, 2001

                      RAM Energy, Inc.

                 Consolidated Balance Sheets
                   (Dollars in Thousands)

                                                           December 31,
                                                         1999        2000
                                                         ----        ----
Assets
Current assets (Note 6):
 Cash and cash equivalents                            $   1,875    $     917
 Accounts receivable:
  Oil and gas sales                                       3,419        5,316
  Joint interest operations, net of allowance
   for doubtful accounts of $472 in 1999 and
   $532 in 2000                                           1,164        1,691
  Related parties                                           219          207
  Other                                                     184          381
 Prepaid expenses and deposits                              361          423
                                                      ---------    ---------
Total current assets                                      7,222        8,935

Properties and equipment, at cost (Notes 6 and 15):
 Oil and gas properties and equipment, based
  on full cost accounting                               119,227      124,026
 Gathering and disposal systems                          39,623       39,677
 Other property and equipment                             3,940        4,294
                                                      ---------    ---------
                                                        162,790      167,997
 Less accumulated amortization and depreciation          40,103       49,088
                                                      ---------    ---------
Net properties and equipment                            122,687      118,909

Other assets:
 Deferred loan costs, net of accumulated
  amortization of $1,042 in 1999 and $1,583
  in 2000                                                 1,578        1,084
 Deferred offering costs, net of accumulated
  amortization of $865 in 1999 and $1,281 in
  2000 (Note 6)                                           3,837        3,203
 Other                                                      473          705
                                                      ---------    ---------
Total assets                                          $ 135,797    $ 132,836
                                                      =========    =========

Liabilities and stockholders' deficiency
Current liabilities:
 Accounts payable:
  Trade                                               $   1,372    $   4,369
  Oil and gas proceeds due others                         2,539        5,842
  Related party                                             217            -
 Accrued liabilities:
  Compensation                                              122          876
  Interest                                                4,707        4,493
  Other                                                       -          228
 Gas balancing liability                                    639          639
 Long-term debt due within one year (Note 6)                103          154
                                                      ---------    ---------
Total current liabilities                                 9,699       16,601

Gas balancing liability not expected to be
 settled within one year                                  4,509        3,539
Long-term debt due after one year (Note 6)              129,253      127,426
Deferred income taxes                                    11,406        8,768
Commitments and contingencies (Notes 6, 8 and 13)           600          600

Stockholders' deficiency (Note 10):
 Preferred stock, $.01 par value;
  authorized-5,000,000 shares; issued and
  outstanding-none                                            -            -
 Common stock, $.01 par value;
  authorized-15,000,000 shares; issued and
  outstanding-2,727,000 shares                               27           27
 Paid-in capital                                             16           16
 Accumulated deficit                                    (19,713)     (24,141)
                                                      ---------    ---------
Stockholders' deficiency                                (19,670)     (24,098)
                                                      ---------    ---------
Total liabilities and stockholders' deficiency        $ 135,797    $ 132,836
                                                      =========    =========

See accompanying notes.

                      RAM Energy, Inc.

            Consolidated Statements of Operations
            (In Thousands, Except Share Amounts)
                                              Year ended December 31,
                                            1998       1999        2000
                                            ----       ----        ----
Operating revenues:
 Oil and gas sales                       $ 25,839    $ 23,085    $ 25,641

 Gathering system                           6,123       9,198      14,100
 Other (Note 5)                               354         827         294
                                         --------------------------------
Total operating revenues                   32,316      33,110      40,035

Operating expenses:
 Oil and gas production taxes               2,026       1,967       2,762
 Oil and gas production expenses            6,607       5,826       4,994
 Gathering system purchases                 4,220       6,621      10,362
 Gathering system operations                  496         414         489
 Amortization and depreciation             13,713      12,964      10,091
 Contract termination and severance
  payments                                      -           -       1,221
 General and administrative,
  overhead and other expenses, net
  of operator's overhead fees (Note 5)      3,517       4,437       3,353
                                         --------------------------------
Total operating expenses                   30,579      32,229      33,272
                                         --------------------------------
Operating income                            1,737         881       6,763

Other income (expense):
 Interest expense                         (13,197)    (14,623)    (15,455)
 Interest income                              356         169         148
Equity in loss of RVC Energy, Inc.
 (Note 2)                                    (693)     (1,307)          -
                                         --------------------------------
Loss before income taxes and
 extraordinary items                      (11,797)    (14,880)     (8,544)

Income tax benefit-deferred (Note 11)      (4,200)     (5,650)     (3,200)
                                         --------------------------------
Loss before extraordinary items            (7,597)     (9,230)     (5,344)

Extraordinary gains on purchase of
 debt, net of income taxes of $700
 in 1998 and $562 in 2000                   1,140           -         916
                                         --------------------------------
Net loss                                 $ (6,457)   $ (9,230)   $ (4,428)
                                         ================================

Per share amounts-basic and diluted:
 Loss before extraordinary items         $  (2.79)   $  (3.38)   $  (1.96)
 Extraordinary items                          .42           -         .34
                                         --------------------------------
Net loss                                 $  (2.37)   $  (3.38)   $  (1.62)
                                         ================================
Weighted average shares outstanding      2,727,000   2,727,000   2,727,000
                                         =================================

See accompanying notes.

                                RAM Energy, Inc.

               Consolidated Statements of Stockholders' Deficiency
                                 (In Thousands)
                            Preferred Common    Paid-In  Accumulated Stockholders'
                              Stock   Stock     Capital     Deficit  Deficiency
                              -----   -----     -------     -------  ----------
Balance at December 31, 1997   $ -   $     27   $     16   $ (4,026)   $ (3,983)
 Net loss                        -          -          -     (6,457)     (6,457)
                               ------------------------------------------------
Balance at December 31, 1998     -         27         16    (10,483)    (10,440)
 Net loss                        -          -          -     (9,230)     (9,230)
                               ------------------------------------------------
Balance at December 31, 1999     -         27         16    (19,713)    (19,670)
 Net loss                        -          -          -     (4,428)     (4,428)
                               ------------------------------------------------
Balance at December 31, 2000   $ -   $     27   $     16   $(24,141)   $(24,098)
                               ================================================

See accompanying notes.

                      RAM Energy, Inc.

            Consolidated Statements of Cash Flows
                       (In Thousands)
                                                         Year ended December 31,
                                                      1998         1999        2000
                                                      ----         ----        ----
Cash flows from operating activities
Net loss                                           $  (6,457)   $  (9,230)   $  (4,428)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
  Amortization of Senior Notes
   discount included in interest expense                 126          157          157
  Amortization and depreciation:
   Oil and gas properties and equipment               11,113        9,578        6,861
   Gathering and disposal systems                      1,625        1,950        1,950
   Senior Notes fees                                     395          470          470
   Credit facility fees                                  358          327          541
   Other property and equipment                          222          549          269
  Provision for doubtful accounts
   receivable and other                                   30          116           60
  Gain on sale of other property and equipment             -            -          (23)
  Extraordinary gain on retirement of debt, net       (1,140)           -         (916)
  Equity in loss of RVC Energy, Inc.                     693        1,307            -
  Deferred income taxes, net                          (4,200)      (5,650)      (3,200)
  Cash provided (used) by changes in
   operating assets and liabilities,
   net of amounts resulting from acquisitions:
   Prepaid expenses and deposits                         730           70          (62)
   Accounts receivable                                   383          664       (2,667)
   Accounts payable                                    1,525       (5,306)       5,593
   Accrued liabilities                                 4,157         (498)       2,221
   Gas balancing liability                               (27)        (472)        (878)
                                                   -----------------------------------
Total adjustments                                     15,990        3,262       10,376
                                                   -----------------------------------
Net cash provided (used) in operating activities       9,533       (5,968)       5,948

Cash flows from investing activities
Payment for acquisition of Carlton
 Resources Corporation, net of cash acquired         (41,611)           -            -
Payment for acquisition of Ricks properties           (6,500)           -            -
Payment for investment in RVC Energy, Inc.            (2,000)           -            -
Payments for oil and gas properties
 and equipment                                       (17,972)      (4,485)      (6,885)
Proceeds from sales of oil and gas
properties and equipment                               2,068        2,903        2,752
Payments for other property and equipment               (389)        (283)        (454)
Proceeds from sales of other
property and equipment                                     -           26           27
Payments for gathering and disposal systems             (184)        (438)         (54)
Payment for other assets                                (263)        (197)        (372)
Proceeds from sales of other assets                      244          205          141
                                                   -----------------------------------
Net cash used in investing activities                (66,607)      (2,269)      (4,845)

Cash flows from financing activities
Principal payments on long-term debt               $ (62,132)   $  (8,045)   $  (4,942)
Proceeds from borrowings on long-term debt            25,129        5,504        6,231
Proceeds from volumetric production payment                -        5,000            -
Proceeds from Senior Notes Offering,
 net of discount                                     113,328            -            -
Payments for purchase of Senior Notes                 (4,791)           -       (3,303)
Payments for Preferred Stock Redemptions:
  Company Series A and B                              (1,474)           -            -
  Carlton Redeemable                                    (600)           -            -
Payments of deferred offering costs                   (5,008)           -            -
Payments for loan origination fees                       (23)        (950)         (47)
                                                   -----------------------------------
Net cash provided (used) by
 financing activities                                 64,429        1,509       (2,061)
                                                   -----------------------------------
Increase (decrease) in cash and cash equivalents       7,355       (6,728)        (958)

Cash and cash equivalents at
 beginning of year                                     1,248        8,603        1,875
                                                   -----------------------------------
Cash and cash equivalents at end of year           $   8,603    $   1,875    $     917
                                                   ===================================
Disclosure of noncash investing and
 financing activities
Accrued interest added to principal
 balance of Foothill credit facility               $       -    $       -    $   1,722
                                                   ===================================

See accompanying notes.


                                RAM Energy, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 2000

1. Summary of Significant Accounting Policies, Organization and Basis of Financial Statements

Nature of Operations and Organization

RAM Energy, Inc. (the "Company") operates exclusively in the upstream segment of the oil and gas industry with activities including drilling, completion and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico. Additionally, the Company owns and operates an oil and gas gathering system and a saltwater disposal operation in north central Oklahoma (the "Gathering System"). The Gathering System purchases, transports and markets oil and gas production and disposes of salt water from properties owned by the Company and other oil and gas companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

With the exception of the plugging and abandonment obligation further described in Note 13, the Company does not believe that future costs related to dismantlement, site restoration, and abandonment costs, net of estimated salvage values, will have a significant effect on its results of operations or financial position because the salvage value of equipment and related facilities is expected to approximate or exceed any future expenditures for dismantlement, restoration, or abandonment. The Company has not incurred any net expenditures for costs of this nature during the last three years.

Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production- related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by an independent petroleum engineer.

The discounted future net revenues at December 31, 2000, include approximately $112.5 million related to undeveloped and nonproducing properties on which estimated discounted capital expenditures of approximately $25.0 million will be required to develop and produce the reserves. The funding for these projects is expected by the Company to be provided from future cash flows from operations and borrowings under its credit facility (see Note 6).

The Company has capitalized internal costs of $785,000, $600,000 and $613,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities.

The Company assesses the recoverability of the book value of the Gathering System on a quarterly basis, or when events occur which indicate an impairment in value may exist. Impairment is recorded if the book value of the Gathering System is in excess of the expected future cash flows from the Gathering System. Accumulated depreciation related to the Gathering System is $3,575,000 and $5,525,000 at December 31, 1999 and 2000, respectively.

Other property and equipment consists principally of furniture and equipment and leasehold improvements. Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations. Renewals and replacements which extend the useful life of property and equipment are treated as capital additions.
Accumulated amortization and depreciation of other property and equipment at December 31, 1999 and 2000, is $3,270,000 and $3,445,000, respectively.

Amortization and Depreciation

Amortization of oil and gas properties and equipment is computed based on the unit-of-production method using total proved reserves. Depreciation of gas gathering and disposal facilities is computed on a straight-line method over twenty years. Depreciation on other equipment is computed based on the double-declining balance method over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is computed over the term of the associated lease. Amortization of deferred loan origination and debt issuance costs is computed based on the straight-line method over the term of the related debt.

Oil and Gas Sales and Gas Imbalances

The Company follows the entitlements method of accounting for oil and gas sales, recognizing only its net share of all production sold as revenues. Any amount received in excess of or less than the Company's revenue interest is recorded in the net gas balancing liability.

Cash Equivalents

All highly liquid unrestricted investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Credit and Market Risk

The Company sells oil and gas to various customers and participates with other parties in the drilling, completion and operation of oil and gas wells. Joint interest and oil and gas sales receivables related to these operations are generally unsecured. In 2000, approximately 68% of total revenues were to four customers (53% to two customers in 1999), with sales to each comprising 30%, 15%, 12% and 11% (29% and 24% in 1999) of total revenues. For the years ended December 31, 1998, 1999 and 2000, the provisions for doubtful accounts receivable were approximately $30,000, $116,000 and $60,000, respectively, while charge-offs of the allowance in those years were approximately $111,000, $15,000 and none, respectively. The Company has established joint interest operations accounts receivable allowances which management believes are adequate for uncollectible amounts at December 31, 1999 and 2000.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 1999 and 2000, by approximately $62.1 million and $23.2 million, respectively, based on quoted market prices.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated or not effective as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will immediately be recognized in earnings.

Based on the Company's derivative positions and market prices at December 31, 2000, the Company estimates that upon adoption it will record a loss from the cumulative effect of an accounting change of approximately $7,400,000 as a reduction of other comprehensive income. The ultimate impact of the derivative positions held at December 31, 2000, will depend on the changes in market prices at the settlement dates of the derivatives.

Reclassifications

Certain reclassifications have been made to the prior period statements to conform with the current year presentation.

2. Acquisitions

On  February  24,  1998,  the Company  acquired  Carlton  Resources  Corporation
("Carlton"),   in  a  stock  acquisition  accounted  for  as  a  purchase,   for
approximately $41.6 million, net of defined working capital adjustments of $1,000,000. The operations of Carlton are included in the accompanying consolidated financial statements beginning March 1, 1998.

The following unaudited pro forma results of operations for the year ended December 31, 1998 (in thousands, except per share amounts) gives effect to the acquisition as if consummated on January 1, 1998. The data reflects adjustments of the historical Carlton results for depreciation and amortization of the property and equipment acquired, adjustments of expenses resulting from contractual requirements of the acquisition agreement and incremental interest expense relating to the sale in February 1998 of the Company's Senior Notes (see
Note 6) used to finance the purchase and repay existing debt. The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable. The pro forma results of operations data does not purport to represent the results of operations which would have occurred had such transaction been consummated on January 1, 1998, or the Company's results of operations for any future date or period.

      Total operating revenues                 $ 34,458
                                               ========
      Net loss                                 $ (7,180)
                                               ========
      Net loss per common share                $  (2.63)
                                               ========

In August 1998, RVC Energy, Inc. ("RVC"), a Delaware corporation, was formed and, concurrent with the formation, the Company invested $2.0 million in RVC in exchange for 49.5% of RVC's voting common stock and all of RVC's non-voting common stock. RVC is an unrestricted affiliate of the Company accounted for under the equity method of accounting. The Company recognized an impairment charge of approximately $200,000 in 1999 to reduce its recorded investment in RVC to $0 at December 31, 1999. As of December 31, 2000, RVC has divested substantially all assets such that the Company is not expecting any future recovery of this investment.

On August 17, 1998, the Company completed a $6.5 million acquisition of certain proved undeveloped oil and gas properties located in South Texas from Rick's Exploration, Inc. ("Rick's").

The Company's acquisition of the Rick's properties and investment in RVC were funded through borrowings under the Company's Credit Facility (see Note 6).

3. Property Sales

During 1998, 1999 and 2000, the Company sold certain oil and gas properties for proceeds of $2,068,000, $2,903,000 and $1,052,000, respectively. No gain or loss was recognized in connection with these sales as such transactions did not substantially alter the amortization base of the capitalized costs.

4. Volumetric Production Payment

On September 28, 1999, the Company entered into a nonrecourse volumetric production payment agreement (the "Production Payment") with Duke Energy Corporation ("Duke"), pursuant to which the Company must deliver to Duke 2.8 billion cubic feet of natural gas produced from certain of the Company's properties over a five-year period (1.8 billion cubic feet of natural gas remaining to be delivered at December 31, 2000). Such volumes have been excluded from the Company's proved reserves at December 31, 1999 and 2000. Proceeds of the Production Payment were $5.0 million and were recorded as a reduction of oil and gas properties and equipment. Of the proceeds, $4.5 million was used by the Company to reduce the outstanding principal balance under its credit facility (see Note 6).

5. Related Party Transactions

Since its formation the Company acted as manager of RVC and owned the operating rights of RVC's oil and gas properties. The Company has received monthly management fees of $50,000 and overhead reimbursements from RVC from its inception through March 2000 at which time RVC had divested substantially all of its assets. During 1998, 1999 and 2000, the Company received $225,000, $600,000 and $150,000, respectively, in management fees as well as $101,000, $309,000 and $43,000, respectively, in overhead reimbursements from RVC. Management fees are reflected in other income while overhead reimbursements have been netted against general and administrative expenses in the accompanying consolidated statements of operations. In February 2000, the Company sold the operating rights of certain RVC oil and gas properties resulting in cash proceeds of $1.7 million. Such proceeds have been recorded as a reduction in the carrying value of oil and gas properties.

6. Long-Term Debt

Long-term debt at December 31 consists of the following:

                                      1999        2000
                                       (In Thousands)
                                    -------------------
11-1/2% Senior Notes Due 2008 (A)   $106,674   $101,887
Revolving note payable (B)            22,500     25,367
Installment loan agreements              182        326
                                    -------------------
                                     129,356    127,580
Less amount due within one year          103        154
                                    -------------------
                                    $129,253   $127,426
                                    ===================

(A) In February 1998, the Company completed the sale of $115 million of 11-1/2% Senior Notes ("Notes") Due 2008 in a public offering ("Offering"). The proceeds, net of offering costs of $5,008,720 and discount of $1,672,100, were used principally to pay the outstanding balance under its existing Credit Facility ("Credit Facility") and to acquire Carlton (see Note 2).

     The Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company in whole or in part, at any time on or after February 15, 2005, at prices ranging from 111.50% to 103.84% of face amount to their scheduled maturity in 2008.

     The indenture under which the Notes are issued contains certain covenants, including covenants that limit (i) incurrences of additional indebtedness and issuances of disqualified capital stock, (ii) restricted payments,
     (iii) dividends and other payments affecting subsidiaries, (iv) transactions with affiliates and outside directors' fees, (v) asset sales,
     (vi) liens, (vii) lines of business, (viii) merger, sale or consolidation and (ix) non-refundable acquisition deposits.

     During the fourth quarter of 1998, the Company recognized an extraordinary after-tax gain (net of unamortized deferred offering and original issue discount costs and income taxes) of $1,140,000 or $.42 per share as a result of the purchase of $7,040,000 face amount of the Notes. The Notes were purchased at 64% of the face amount, with accrued interest to the date of purchase. The Company utilized borrowings under its revolving Credit Facility to purchase the Notes. In February 2000, the Company canceled the purchased Notes.

     In August 2000, the Company recognized an extraordinary after-tax gain (net of unamortized deferred offering and original issue discount costs and income taxes) of $916,000 or $.34 per share as a result of the purchase of an additional $5.0 million face amount of the Notes. The Notes were purchased at 66% of face amount and have been canceled by the Company. The Company utilized borrowings under its revolving credit agreement to purchase the Notes.

     At December 31, 1999 and 2000, the unamortized issue discount associated with the Notes totaled $1,286,000 and $1,073,000, respectively.

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

     The Credit Facility, as amended and restated, provides for a three year, $30 million revolving commitment, subject to certain limitations imposed by the Notes indenture. The amount of credit available under the amended and restated Credit Facility at December 31, 2000, was $26.8 million, and will be redetermined monthly. Advances under the amended and restated Credit Facility bear interest, payable monthly, at the Foothill reference rate plus 2.0% per annum, but no less than 8% per annum. The interest rate on outstanding borrowings at December 31, 2000, was 11.5%.

     The Company is required to pay a commitment fee equal to .5% per annum on the amount by which the borrowing base exceeds the aggregate amount outstanding under the Foothill Credit Facility. Amounts outstanding under the Foothill Credit Facility are secured by substantially all current and future assets of the Company and its subsidiaries.

     The Credit Facility contains customary covenants which, among other things, require periodic financial and reserve reporting and limit the Company's incurrence of indebtedness, liens, dividends, loans, mergers, transactions with affiliates, investments and sales of assets, and require the Company to maintain certain financial ratios.

The amount of required principal payments for the next five years and thereafter, as of December 31, 2000, are as follows: 2001-$154,000; 2002-$25.5 million; 2003-$0; 2004-$0; 2005-$0; thereafter-$103 million.

Interest paid in the years ended December 31, 1998, 1999 and 2000 totaled $8,508,000, $14,701,000 and $13,946,000, respectively.

7. Subsidiary Guarantors

The Company's Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by all of the Company's current and future subsidiaries (the "Subsidiary Guarantors"). The following table sets forth condensed consolidating financial information of the Subsidiary Guarantors after their acquisition or formation in 1998. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

The following represents the condensed consolidating balance sheets for the Company and its subsidiaries for the years ended December 31, 2000 and 1999:

                                                                               Total
                                                  Subsidiary  Consolidating Consolidated
                                        Parent    Guarantors   Adjustments    Amounts
                                      ------------------------------------------------
December 31, 2000
Current assets                        $   8,080    $   6,279    $  (5,424)   $   8,935
Property and equipment, net              56,443       62,466            -      118,909
Investment in subsidiary                 40,972            -      (40,972)           -
Other assets                              4,576          416            -        4,992
                                      ------------------------------------------------
Total assets                          $ 110,071    $  69,161    $ (46,396)   $ 132,836
                                      ================================================
Current liabilities                   $  14,393    $   7,632    $  (5,424)   $  16,601
Long-term debt                          127,426            -            -      127,426
Other non-current liabilities             4,139            -            -        4,139
Deferred income taxes                   (11,789)      20,557            -        8,768
                                      ------------------------------------------------
Total liabilities                       134,169       28,189       (5,424)     156,934

Stockholders' equity (deficiency)       (24,098)      40,972      (40,972)     (24,098)
                                      ------------------------------------------------
Total liabilities and stockholders'
 equity (deficiency)                  $ 110,071    $  69,161    $ (46,396)   $ 132,836
                                      ================================================
December 31, 1999
Current assets                        $   6,158    $   2,753    $  (1,689)   $   7,222
Property and equipment, net              58,019       64,668            -      122,687

Investment in subsidiary                 45,285            -      (45,285)           -
Other assets                              5,617          271            -        5,888
                                      ------------------------------------------------
Total assets                          $ 115,079    $  67,692    $ (46,974)   $ 135,797
                                      ================================================
Current liabilities                   $   9,538    $   1,850    $  (1,689)   $   9,699
Long-term debt                          129,253            -            -      129,253
Other non-current liabilities             5,109            -            -        5,109
Deferred income taxes                    (9,151)      20,557            -       11,406
                                      ------------------------------------------------
Total liabilities                       134,749       22,407       (1,689)     155,467

Stockholders' equity (deficiency)       (19,670)      45,285      (45,285)     (19,670)
                                      ------------------------------------------------
Total liabilities and stockholders'
 equity (deficiency)                  $ 115,079    $  67,692    $ (46,974)   $ 135,797
                                      ================================================

The following represents the condensed consolidating statements of operations and statements of cash flows for the Company and its subsidiaries for the years ended December 31, 2000, 1999 and 1998:

                                                                               Total
                                                  Subsidiary  Consolidating Consolidated
                                        Parent    Guarantors   Adjustments    Amounts
                                      ------------------------------------------------
December 31, 2000
Operating revenues                        $ 19,786    $ 20,249    $      -    $ 40,035
Operating expenses                          16,562      16,710           -      33,272
                                          --------------------------------------------
Operating income                             3,224       3,539           -       6,763
Other income (expense)                     (11,768)         65      (3,604)    (15,307)
                                          --------------------------------------------
Income (loss) before income taxes and
 extraordinary item                         (8,544)      3,604      (3,604)     (8,544)
Income taxes                                (3,200)          -           -      (3,200)
                                          --------------------------------------------
Income (loss) before extraordinary item     (5,344)      3,604      (3,604)     (5,344)
Extraordinary item, net                        916           -           -         916
                                          --------------------------------------------
Net income (loss)                         $ (4,428)   $  3,604    $ (3,604)   $ (4,428)
                                          ============================================

Cash flows provided (used) in
 operating activities                     $ (4,225)   $ 10,173    $      -    $  5,948
Cash flows provided (used) in
 investing activities                       (3,109)     (1,736)          -      (4,845)
Cash flows provided (used) in
 financing  activities                       5,855      (7,916)          -      (2,061)
                                          --------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                (1,479)        521           -        (958)
Cash and cash equivalents at beginning
 of year                                     1,848          27           -       1,875
                                          --------------------------------------------
Cash and cash equivalents at end of
 year                                     $    369    $    548    $      -    $    917
                                          ============================================

                                                                               Total
                                                  Subsidiary  Consolidating Consolidated
                                        Parent    Guarantors   Adjustments    Amounts
                                      ------------------------------------------------
Year ended December 31, 1999
Operating revenues                        $ 18,694    $ 14,416    $      -    $ 33,110
Operating expenses                          18,257      13,972           -      32,229
                                          --------------------------------------------
Operating income                               437         444           -         881
Other income (expense)                     (15,317)         43        (487)    (15,761)
                                          --------------------------------------------
Income (loss) before income taxes          (14,880)        487        (487)    (14,880)
Income taxes                                (5,650)          -           -      (5,650)
                                          --------------------------------------------
Income (loss)                             $ (9,230)   $    487    $   (487)   $ (9,230)
                                          ============================================

Cash flows provided (used) in
 operating activities                     $ (9,788)   $  3,820    $      -    $ (5,968)
Cash flows provided (used) in
 investing activities                          816      (3,085)          -      (2,269)
Cash flows provided (used) in
 financing activities                        3,473      (1,964)          -       1,509
                                          --------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                (5,499)     (1,229)          -      (6,728)
Cash and cash equivalents at
 beginning of year                           7,347       1,256           -       8,603
                                          --------------------------------------------
Cash and cash equivalents at
 end of year                              $  1,848    $     27    $      -    $  1,875
                                          ============================================

                                                                               Total
                                                  Subsidiary  Consolidating Consolidated
                                        Parent    Guarantors   Adjustments    Amounts
                                      ------------------------------------------------
Year ended December 31, 1998
Operating revenues                        $ 21,318    $ 10,998    $      -    $ 32,316
Operating expenses                          19,916      10,663           -      30,579
                                          --------------------------------------------
Operating income                             1,402         335           -       1,737
Other income (expense)                     (13,199)         40        (375)    (13,534)
                                          --------------------------------------------
Income (loss) before income
 taxes and extraordinary item              (11,797)        375        (375)    (11,797)
Income taxes                                (4,200)          -           -      (4,200)
                                          --------------------------------------------
Income (loss) before extraordinary
 item                                       (7,597)        375        (375)     (7,597)

Extraordinary gain, net                      1,140           -           -       1,140
                                          --------------------------------------------
Net income (loss)                         $ (6,457)   $    375    $   (375)   $ (6,457)
                                          ============================================

Cash flows provided (used) in
 operating activities                     $  5,953    $  3,580    $      -    $  9,533
Cash flows provided (used) in
 investing activities                      (64,372)     (2,235)          -     (66,607)
Cash flows provided (used) in
 financing activities                       64,726        (297)          -      64,429
                                          --------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                 6,307       1,048           -       7,355
Cash and cash equivalents at
 beginning of year                           1,040         208           -       1,248
                                          --------------------------------------------
Cash and cash equivalents
 at end of year                           $  7,347    $  1,256    $      -    $  8,603
                                          ============================================

The Company has not allocated any portion of its long-term debt or related accounts, including accrued interest payable, unamortized debt issue costs and unamortized issue discount to its subsidiaries. In addition, the Company has not allocated general and administrative expenses, interest charges or income taxes to its subsidiaries. Accordingly, the above condensed consolidating information is not intended to present the Company's subsidiaries on a stand-alone basis.

8. Operating Leases

The Company leases office space, equipment and vehicles under noncancelable operating lease agreements which expire at various dates through 2001. The leases provide that the Company pay insurance, taxes and maintenance related to the leased assets. Rent expense of $429,000, $449,000 and $324,000 was incurred under operating leases in the years ended December 31, 1998, 1999 and 2000, respectively.

Future minimum lease payments for these operating leases and future minimum sublease receipts due under noncancelable subleases for 2001 are $321,000 and $95,000, respectively (none beyond 2001).

9. Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. The plan allows eligible employees to contribute up to 17.5% of their annual compensation, not to exceed approximately $10,500 in 2000. Employer contributions to the plan are discretionary. Company contributions to the plan in 1998, 1999 and 2000 were $100,000, none and $80,000, respectively.

10. Capital Stock

Common Stock

Pursuant to a Special Retainer Agreement effective July 1, 1998, as amended, the Board of Directors granted an outside counsel an option to purchase 50,000 shares of the Company's common stock. Pursuant to the terms of the Stock Option Agreement, 16,666 shares vested on August 1, 1998, 1999 and 2000, respectively, or become fully vested upon occurrence of certain specified events, and are exercisable through June 30, 2008. On March 5, 1999, the Board of Directors set the exercise price at $7.33, an amount which management believes approximates the per common share value of the Company at the grant date and December 31, 1998 and 1999 and August 1, 2000. Consequently, no compensation expense related to the grant has been recognized in the statements of operations.

Additionally, the Board of Directors approved the 1998 Stock Incentive Plan and reserved 550,000 shares of Common Stock which may be granted under the plan. No grants have been made at December 31, 2000.

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

In connection with a change in capital structure in 1997, the Company called for redemption in November 1997 and December 1997, respectively, of the previously outstanding Series A and Series B noncumulative preferred shares for $10 per share or a total of $1,474,000. Such redemptions were completed by February 1998.

11. Income Taxes

Deferred income taxes of the Company reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                          1999      2000
                                                          ----      ----
                                                          (In Thousands)

Deferred tax assets
Financial charges which are deferred for tax purposes   $    47   $   333
Minimum and investment tax credit carryforwards             372       122
Net operating loss carryforwards                         13,399    16,397
                                                        -----------------
  Deferred tax assets                                    13,818    16,852

Deferred tax liabilities
Intangible drilling costs capitalized for
 financial purposes and expensed for tax purposes         5,966     7,053
Financial bases in excess of tax bases on
 net assets of Carlton acquired                          19,258    18,567
                                                        -----------------
  Deferred tax liabilities                               25,224    25,620
                                                        -----------------
Net deferred income tax liabilities                     $11,406   $ 8,768
                                                        =================

The reconciliation of income taxes computed at the U.S. Federal statutory tax rates to the Company's income tax benefit based on loss before income taxes and extraordinary item for the years ended December 31 is as follows:

                                          1998       1999      2000
                                          ----       ----      ----
                                               (In Thousands)

Income tax benefit at statutory rate   $(4,129)   $(5,194)   $(2,990)
State income taxes                        (353)      (445)      (256)
Other                                      282        (11)        46
                                       -----------------------------
Income tax benefit-deferred            $(4,200)   $(5,650)   $(3,200)
                                       =============================

At December 31, 2000, the Company has federal income tax net operating loss carryforwards of approximately $43 million which begin expiring in 2005.

12. Contract Termination and Severance Payments

In March 2000, the Company closed its Oklahoma City accounting and Midland, Texas operations offices and outsourced its accounting function. A total charge of $337,000 has been reflected in the consolidated statement of operations. Such charge consists of $220,000 in severance payments to affected employees and $107,000 related to the termination of certain operating lease contracts.

In  December  2000,  the Company  elected to  terminate  its  Special  Severance
Agreement with the Chairman of the Board and to execute a new Employment Contract with him. Total benefits to be paid in connection with the contract termination are $884,000, of which $164,000 was paid in December 2000; $720,000 has been accrued at December 31, 2000 and is required to be paid by May 31, 2001.

13. Commitments and Contingencies

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

The Company has established severance agreements for certain senior officers and directors of the Company. These agreements provide for severance benefits to be paid upon involuntary separation as a result of actions taken by the Company or its successors. Benefits under the agreements are principally based upon length of service to the Company. The covered officers and directors are not entitled to these separation benefits upon voluntary separation, including retirement. At December 31, 2000, the severance benefits under these agreements were approximately $1.8 million. A provision for these benefits would not be made unless an involuntary termination was probable.

Pursuant to a Special Retainer Agreement effective July 1, 1998, as amended, the Company is obligated to pay an outside counsel approximately $294,000 in the event that the agreement is terminated by reason of expiration of term, by counsel for good reason, by reason of change in control, or by the Company at will. A provision for the payment would not be made unless termination of the agreement was probable.

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

14. Fixed Price Contracts

The Company periodically enters into fixed price physical delivery contracts, basis swaps, and options to reduce its exposure to unfavorable changes in natural gas prices which are subject to significant and often volatile fluctuation. These contracts allow the Company to predict with greater certainty the effective gas prices to be received from its hedged production. At December 31, 2000, the Company had contracts to deliver 2,430,000 MMbtu at an average price of $3.84 in 2001.

15. Oil and Gas Producing Activities

Capitalized costs relating to crude oil and gas producing activities and related accumulated depreciation and amortization at December 31 are summarized as follows:

                                                 1999         2000
                                                 ----         ----
                                                  (In Thousands)

Proved crude oil and natural gas properties   $ 119,227    $ 124,026
Accumulated depreciation and amortization       (33,329)     (40,118)
                                              ----------------------
                                              $  85,898    $  83,908
                                              ======================

Costs incurred in oil and gas producing activities for the years ended December 31 are as follows:

                                        1998       1999      2000
                                        ----       ----      ----
                                     (In Thousands, Except Per Mcfe)

Acquisition of proved properties       $30,907   $     -   $     -
Development costs                      $17,972   $ 3,625   $ 4,464
Exploration costs                      $     -   $   860   $ 2,421
Amortization rate per equivalent Mcf   $   .93   $   .92   $   .82


16. Supplementary Oil and Gas Reserve Information (Unaudited)

The Company has interests in crude oil and gas properties that are principally located in Oklahoma, Texas and New Mexico. The Company does not own or lease any oil and gas properties outside the United States.

The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable oil, gas and natural gas liquids reserves. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

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

Net quantities of proved developed and undeveloped reserves of oil and gas, including condensate and natural gas liquids, are summarized as follows:

                                   Crude Oil   Natural Gas
                                   (Thousand    (Million
                                    Barrels)   Cubic Feet)
                                    --------   -----------

December 31, 1997                    3,367      81,912

Extensions and discoveries             238       8,706
Sales of reserves in place            (155)     (4,530)
Purchases of reserves in place         771      36,983
Revisions of previous estimates        (48)     (4,382)
Production                            (520)     (8,795)
                                   -------------------
December 31, 1998                    3,653     109,894

Extensions and discoveries             318       4,942
Sales of reserves in place            (226)     (4,481)
Purchases of reserves in place           -           -
Revisions of previous estimates        224        (308)
Production                            (362)     (8,283)
                                   -------------------
December 31, 1999                    3,607     101,764

Extensions and discoveries             123       9,654
Sales of reserves in place             (74)       (781)
Purchases of reserves in place           -           -
Revisions of previous estimates        465      12,836
Production                            (295)     (6,661)
                                   -------------------
December 31, 2000                    3,826     116,812
                                   ===================

Proved developed reserves:
December 31, 1997                    2,436      56,516
December 31, 1998                    2,760      77,035
December 31, 1999                    2,901      68,134
December 31, 2000                    3,102      81,997


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

The standardized measure of discounted future net cash flows relating to proved crude oil and natural gas reserves at December 31 are summarized as follows:

                                             1998         1999         2000
                                             ----         ----         ----
                                                   (In Thousands)

Future cash inflows                       $ 266,000    $ 293,097    $ 789,250
Future production and development costs    (105,544)    (113,272)    (188,139)
Future income tax expenses                  (20,704)     (26,450)    (194,254)
                                          -----------------------------------
Future net cash flows                       139,752      153,375      406,857

10% annual discount for estimated
 timing of cash flows                       (66,061)     (74,387)    (196,167)
                                          -----------------------------------
Standardized measure of
 discounted future net cash               $  73,691    $  78,988    $ 210,690
                                          ===================================

The following are the principal sources of change in the standardized measure of discounted future net cash flows of the Company for each of the three years in the period ended December 31, 2000:

                                                     1998         1999          2000
                                                     ----         ----          ----
                                                             (In Thousands)
Discounted future net cash flows
 at beginning of year                             $  79,438    $  73,691       $  78,988

Changes during the year:
 Sales and transfers of crude oil
  and natural gas produced, net of
  production costs                                  (17,206)     (15,292)        (18,005)
 Net changes in prices and production costs         (37,978)      23,037         169,418
 Extensions and discoveries, less related costs       3,757        7,181          26,486
 Development costs incurred and revisions            16,065        2,717           2,174
 Sales of reserves in place                          (2,762)      (6,366)           (916)
 Purchases of reserves in place                      24,583            -               -
 Revisions of previous quantity estimates            (5,917)      (7,535)         33,393
 Net change in income taxes                          14,212       (2,705)        (78,672)
 Accretion of discount                               10,456        8,462           9,261
 Other                                              (10,957)      (4,202)        (11,437)
                                                  --------------------------------------
 Net change                                          (5,747)       5,297         131,702
                                                  --------------------------------------
Discounted future net cash flows
 at end of year                                   $  73,691    $  78,988       $ 210,690
                                                  ======================================

Prices used in computing these calculations of future cash flows from estimated future production of proved reserves were $8.95, $22.76 and $23.75 per barrel of crude oil at December 31, 1998, 1999 and 2000, respectively, and $2.12, $2.07 and $5.98 per thousand cubic feet of natural gas at December 31, 1998, 1999 and 2000, respectively. Such prices do not include the effect of the Company's fixed price contracts designated as hedges.


Item 9 Changes and Disagreements with Accountants on Accounting and Financial Disclosure

               Not applicable.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

The following table sets forth names, ages and titles of our directors and executive officers of RAM Energy, Inc.

   Name               Age                               Position
   ----               ---                               --------

   William W. Talley II, Ph.D.       58       Chairman of the Board of Directors

   Larry E. Lee                      52       President and Chief Executive
                                                Officer and Director

   M. Helen Bennett (1)(2)           53       Director

   Gerald R. Marshall (1)(2)         67       Director

   John M. Reardon (1)(2)            59       Director

   Larry G. Rampey                   56      Senior Vice President - Operations

   John M. Longmire                  58      Senior Vice President and Chief
                                               Financial Officer, Treasurer and
                                               Secretary

   Drake N. Smiley                   53      Senior Vice President - Land, Legal
                                               and Business Development
- ---------------

(1)       Member of the Compensation Committee.

(2)       Member of the Audit Committee.

William W. Talley II, Ph.D. has been our Chairman of the Board and a director since we were incorporated in 1987 and was Chief Executive Officer from 1987 to 1989 and from 1992 to October 31, 1997. Dr. Talley served as the Society of Petroleum Engineers' Distinguished Lecturer on natural gas marketing and pricing in 1987 and 1988 and was Vice President and director of the Independent Petroleum Association of America in 1987. Dr. Talley has been an officer and a principal of the RAM Group, Ltd., an energy and management-consulting firm, since 1974. He is a registered professional engineer.

Larry E. Lee has been our President and a director since we were incorporated in 1987. Mr. Lee served as our Chief Executive Officer from 1989 to 1992 and has served in such capacity since November 1, 1997. Mr. Lee is a member of the Oklahoma Independent Petroleum Association and of the Independent Petroleum
Association of America. He served as a director of the Independent Petroleum Association of America from 1990 to 1992. Mr. Lee has been an officer and a principal of the RAM Group, Ltd. since 1984. M. Helen Bennett has been one of our directors of the Company since 1992 and was a Vice President from December 1996 until November 30, 1997. Mrs. Bennett has been a limited partner of Goldman, Sachs & Co., an investment banking firm, since May 1992. From 1980 until 1986, Mrs. Bennett served in several executive capacities with Time, Incorporated, including as General Manager of Fortune magazine from 1984 to 1986. From 1973 until 1980, she was employed by McKinsey & Company.

Gerald R. Marshall became a director in December 1997. Since October 1996, Mr. Marshall has served as Vice Chairman of the Midland Group, an Oklahoma-based financial services organization. Since December 1993, Mr. Marshall has served as President and Chief Executive Officer of Midland Asset Management Co., an asset management and financial consulting firm. He has served as Chairman and Chief Executive Officer of RAM Management Associates, Inc., a management contractor for the Resolution Trust Corporation, since March 1990.

John M. Reardon became a director in December 1997 and served as an adviser to our Board of Directors from August 1994 until December 1997. Mr. Reardon has been President and Chief Executive Officer of Valencia Bank & Trust (formerly Valencia National Bank), of Santa Clarita, California, since August 1994. From 1991 to August 1994, he was Senior Vice President of RAMCO Oil & Gas, Inc., a former subsidiary of the Company, and of RAM Management Associates, Inc. From 1987 to 1991, Mr. Reardon was a Senior Vice President of Wells Fargo Bank.

Larry G. Rampey became a Senior Vice President in December 1997 and had been a Vice President since 1989. From 1972 to 1989, Mr. Rampey held the positions of Vice President of International Operations, Vice President of Domestic Operations and staff engineer for Reading & Bates Petroleum Co.

John M. Longmire became a Senior Vice President in December 1997 and had been a Vice President of the Company since 1994. Mr. Longmire has been our Chief Financial Officer, Treasurer and Secretary since August 1994 and was our Controller from 1990 to February 1994. Previously, he held various financial management positions with Texas International Company, Amarex, Inc. and Union Oil Company of California. Mr. Longmire is a Certified Public Accountant.

Drake N. Smiley became a Senior Vice President in December 1997 and had been a Vice President since February 1997. Mr. Smiley was our Vice President - Land and Legal from 1989 to 1994. From 1994 until he rejoined us in 1997, Mr. Smiley served as Vice President - Land of Continental Resources, Inc., an independent oil and gas company. From 1980 to 1989, he was employed by Reading & Bates Petroleum Co., serving as Manager of Land. Mr. Smiley is a member of the Oklahoma and Tulsa County Bar Associations.

Our directors are divided into three classes, with each class having as equal a number of directors as practicable. The directors are elected on a staggered basis for three-year terms. One class stands for re-election at each annual meeting of stockholders. Dr. Talley's term will expire in 2001, and the terms of Mr. Lee and Mr. Marshall will expire in 2002 and the terms of Mrs. Bennett and Mr. Reardon will expire in 2003. Our executive officers serve at the discretion of the Board of Directors.

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

Dr. Talley, Mr. Lee and Mrs. Bennett collectively own a majority of the outstanding common stock and constitute the Board of Directors of Oklahoma Double R Corporation, a Delaware corporation ("ODRC"). Dr. Talley and Mr. Lee are the senior executive officers of ODRC. ODRC was special general partner of the Partnership and upon dissolution of the Partnership in 1997, all of ODRC's interest in the properties of the Partnership was distributed to us in partial satisfaction of outstanding indebtedness from ODRC to us. ODRC has no other assets. During 1999, ODRC filed a petition pursuant to Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Oklahoma, which proceeding currently is pending.

Item 11 Executive Compensation

The following table sets forth for the years indicated the cash compensation of our chief executive officer and each of our other four most highly compensated executive officers as of December 31, 2000.

                                                    Other    Under-     All
                                                   Annual    lying     Other
                              Annual Compensation  Compen-  Options   Compen-
                             ---------------------  sation  (# of      sation
Name and Principal Position  Year   Salary   Bonus   (1)   Shares)(2) ($)(3)(4)
- ---------------------------  ----   ------   ----- ------- ---------- ---------
William W. Talley II, Ph.D.  2000  $240,000       -     -       -    $888,332
Chairman of the Board (4)    1999   240,000 150,000     -       -           -
                             1998   240,000 150,000     -       -       7,296

Larry E. Lee                 2000   295,000       -     -       -       4,486
President and Chief          1999   295,000 300,000     -       -           -
 Executive Officer           1998   295,000 300,000     -       -       7,296

Larry G. Rampey              2000   155,000       -     -       -       4,486
Senior Vice President        1999   155,000  50,000     -       -           -
                             1998   130,000  50,000     -       -       6,900

John M. Longmire             2000   145,000       -     -       -       4,486
Senior Vice President,       1999   145,000  50,000     -       -           -
 Chief Financial Officer,    1998   120,000  60,000     -       -       7,296
 Treasurer and Secretary

Drake N. Smiley              2000   140,000       -     -       -       4,486
Senior Vice President        1999   140,000  50,000     -       -           -
                             1998   130,000  40,000     -       -           -

(1) Personal benefits provided by us did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for any named executive officer. No other annual compensation was paid.

(2) No options have been granted to, or are outstanding and held by, the named executive officers.

(3)  Except  for  Dr.  Talley,   the  amounts   specified   represent   matching
     contributions made by us to the account of the executive officer under our 401(k) Profit Sharing Plan.

(4) Includes for Dr. Talley $4,486 matching contribution under our 401(k) Profit Sharing Plan, and $883,846, in conjunction with termination by us of a severance agreement with him. (See "Employment and Severance Agreements," below.

Directors' Compensation

We pay our non-employee directors an annual fee of $24,000 plus $1,000 for each meeting attended, with a maximum of six meetings per year. Beginning in 2001, Dr. Talley receives a director's fee of $1,000 for each board meeting, with a maximum of six meetings per year. Mr. Lee, as our President and Chief Executive Officer, does not receive any director's fee. We reimburse all of our directors for travel and other expenses. Mrs. Bennett was Vice President until November 30, 1997. We paid her director fees of $28,500 in 1998, $29,500 in 1999 and
$29,000 in 2000. Compensation Committee, Interlocks and Insider Participation

The Compensation Committee of our board of directors determines the compensation of our executive officers. During 2000, the members of the Compensation Committee were M. Helen Bennett, Gerald R. Marshall and John M. Reardon, all of whom are members of our board of directors. Mrs. Bennett was a vice president of RAM Energy from December 1996 until November 28, 1997.

Employment and Severance Agreements

We have an employment agreement with Mr. Lee effective January 1, 2001 for an initial term expiring on December 31, 2003, subject to annual extensions of one year, at an annual salary of $321,550 and an annual bonus to be determined by the Board. Under this agreement, Mr. Lee's employment may be terminated by us or Mr. Lee at any time. Upon Mr. Lee's death, his representatives or, upon his disability, Mr. Lee, will receive accrued but unpaid salary, bonus and benefits, a pro rata share of any bonus paid for the immediately preceding year, one year's salary and an amount equal to the highest bonus paid to him during the term of the agreement. In the event of Mr. Lee's disability, he will continue to be entitled to receive benefits for the remainder of the agreement. If Mr. Lee ceases to be an employee other than by reason of death, disability, for cause or by voluntary resignation, he is entitled to receive his accrued but unpaid salary and benefits, an amount equal to a pro rata share of any bonus paid for the immediately preceding year, plus an amount equal to three times his base salary.

We have an employment agreement with Dr. Talley under which he serves as Chairman of the Board of Directors of the Company at a salary of $65,000 per year, plus a fee of $1,000 per board meeting up to a maximum of six meetings per year. This agreement may be terminated by Dr. Talley or by us at any time. Upon termination of this employment agreement, we have no obligation to make any severance payment to Dr. Talley. The employment agreement became effective January 1, 2001, upon termination of the special severance agreement between us and Dr. Talley that had been in existence since December 1997. Under that special severance agreement, Dr. Talley received a base salary of $240,000 per year, plus any annual bonus awarded by the Board. Upon termination of the special severance agreement, we agreed to pay Dr. Talley the severance benefits provided in the special severance agreement, totaling $884,000, all of which was treated as an expense in our consolidated financial statements for the year ended December 31, 2000. The sum of $164,000 was paid in December 2000, and the remaining $720,000 is required to be paid prior to May 31, 2001.

We have employment and severance agreements with Messrs. Longmire, Rampey and Smiley. Each of these agreements expires December 31, 2001. Under the terms of each agreement, we may terminate the officer's employment at any time for good cause, or for any other reason upon two weeks prior notice, subject to certain severance payments.

Stock Incentive Plan

Our 1998 Stock Incentive Plan (the "Plan") authorizes the grant of nonqualified stock options, incentive stock options and restricted stock awards to employees and non-employee directors. The purpose of the Plan is to create incentives designed to motivate our employees and directors to exert maximum efforts toward our success and growth, and to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to our success. The Plan is administered by our Compensation Committee; however, awards under the Plan to members of the Compensation Committee are made by the full Board (whether the Compensation Committee or the Board, the "Committee").

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

The price payable upon the exercise of both incentive and nonqualified stock options may not be less than 100% of the fair market value of the common stock at the time of grant or, in the case of an incentive stock option granted to an employee owning stock possessing more than 10% of the total combined voting power of all of our classes of stock (a "10% Shareholder"), 110% of the fair market value of the common stock on the date of grant. Incentive stock options may be granted only to employees, and the aggregate exercise price of all incentive stock options under all plans becoming exercisable for the first time by an employee during any calendar year may not exceed $100,000. Each option granted under the Plan will expire on the date specified by the Committee, but, with respect to incentive stock options, not more than ten years from the date of grant or, in the case of a 10% Shareholder, not more than five years from the date of grant. Unless the Committee otherwise provides, a stock option will terminate three months (one year in the event of an optionee's disability or three years in the event of an optionee's death) after the optionee's termination of employment or termination as a director. In no event, however, will an option be exercisable after its expiration date. The Committee has the power to accelerate the vesting of options not exercisable on the optionee's termination date. The exercise price of an option granted under the Plan may be paid in cash, shares of common stock having a fair market value equal to the exercise price (either shares then owned by the optionee or to be issued upon exercise of the option) or a combination of cash and common stock. In addition, an optionee may utilize a broker to effect a contemporaneous sale of sufficient shares subject to the option to pay the exercise price by following the procedure set forth in the Plan.

Restricted stock awards are subject to such terms, conditions, restrictions and/or limitations as the Committee deems appropriate including, but not limited to, restrictions on transferability and continued employment (or service as a director in the case of non-employee directors).

Outstanding options become nonforfeitable and exercisable in full immediately prior to our liquidation, dissolution, merger, consolidation, or the sale of all or substantially all of our assets if provision is not made in such transaction for the assumption by the acquiror of outstanding unvested options granted under the Plan or the substitution for new options. Unexercised outstanding options will terminate upon the consummation of our dissolution, liquidation, merger, consolidation or sale of assets.

The Plan may be terminated or amended by our Board of Directors at any time, subject to stockholder approval in the case of amendments to increase the aggregate number of shares of common stock subject to the Plan or to permit options with below-market exercise prices. If not earlier terminated, the Plan expires in 2008.

No stock options or restricted stock awards have yet been granted to officers or directors under the Plan.

Officer and Director Liability

As permitted by the provisions of the Delaware General Corporation Law, our certificate of incorporation, eliminates in certain circumstances the monetary liability of directors of the Company for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director for:

*    a breach of the director's duty of loyalty to us or our stockholders,

* acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

* liability arising under Section 174 of the Delaware General Corporation Law (relating to the declaration of dividends and purchase or redemption of shares in violation of the Delaware General Corporation Law) or

* any transaction from which the director derived an improper personal benefit.

In addition, these provisions do not eliminate the liability of a director for violations of federal securities law, nor do they limit our rights or those of our stockholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief. These remedies may not be effective in all cases.

Our certificate of incorporation and bylaws provide that we shall indemnify all of our directors and officers to the full extent permitted by the Delaware General Corporation Law. Under these provisions, any director or officer, who in his capacity as such, is made or threatened to be made a party to any suit or proceeding, may be indemnified if the Board of Directors determines the director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest. The certificate of incorporation, bylaws and the Delaware General Corporation Law further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the certificate of incorporation, bylaws, any agreement, vote of stockholders or disinterested directors or otherwise.

We entered into indemnity agreements with each of our directors and executive officers. Under each indemnity agreement, we will pay on behalf of the indemnitee, and the indemnitee's executors, administrators and heirs, any amount which he or she is or becomes legally obligated to pay because of:

* any claim or claims from time to time threatened or made against him or her by any person because of any act or omission or neglect or breach of duty, including any actual or alleged error or misstatement or misleading statement, which he or she commits or suffers while acting in his or her capacity as our director and/or officer of one of our affiliates.

* being a party, or being threatened to be made a party, to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was our officer, director, employee or agent or one of our affiliates or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

The payments which we will be obligated to make pursuant to such indemnity agreement include damages, charges, judgments, fines, penalties, settlements and court costs, costs of investigation and costs of defense of legal, equitable or criminal actions, claims or proceedings and appeals therefrom, and costs of attachment, supersedeas, bail, surety or other bonds. We also intend to provide liability insurance for each of our directors and executive officers.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2000 by:

*    each of our directors who own common stock,

*    each of our Named Executive Officers who own common stock,

* each person known or believed by us to own beneficially 5% or more of our common stock, and

*    all directors and executive officers as a group.

Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.


                                        Shares of
                                          Common   Ownership
Name of Beneficial Owner                  Stock    Percentage
- ------------------------                  -----    ----------

William W. Talley II, Ph.D.(1)(2)(3)     675,000      24.75%
9400 N. Broadway Extension
Oklahoma City, Oklahoma 73114

Larry E. Lee (1)(2)                      675,000      24.75%
5100 E. Skelly Drive Suite 650
Tulsa, Oklahoma 74135

M. Helen Bennett (1)(4)(5)               675,000      24.75%
3333 Hagen Road
Napa, California 94558

William S. Price(5)                      702,000      25.74%
2002 East 46th Street
Tulsa, Oklahoma 74105

All executive officers and directors   2,025,000      74.26%
as a group (8 persons)
- ---------------

(1)  Director

(2)  Named Executive Officer

(3) Such shares are held in a trust as to which Dr. Talley has sole voting and dispositive power.

(4) Such shares are held in a trust as to which Mrs. Bennett has sole voting and dispositive power.

(5) We have been informally advised that since December 31, 2000 Ms. Bennett and Mr. Price entered into agreements with a third party to sell a portion of their shares of our common stock and have granted the third party an option to purchase the balance of their shares. See "Management's
     Discussion Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Item 13 Certain Relationships and Related Transactions

We completed the redemption of all of our Series B Preferred Stock in February 1998. The Series B Preferred Stock was issued in 1987 and 1988 for $10.00 per share. Dr. Talley, Mr. Lee, Mrs. Bennett and Mr. Price beneficially owned in equal amounts all of the issued and outstanding shares of Series B Preferred Stock. The redemption price for each share of Series B Preferred Stock was $10.00 per share, resulting in the payment of $174,130 to each holder, for an aggregate redemption price of $696,520.

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) The following financial  statements of RAM Energy, Inc. are included in
         Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1999 and 2000.

         Consolidated Statements of Operations of the Company for the years ended December 31, 1998, 1999 and 2000.

         Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 1998, 1999 and 2000.

         Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1998, 1999 and 2000.

         Notes to Consolidated Financial Statements

     (2) Not applicable

     (3) Exhibits

Exhibit
No.           Description of Exhibit
- -------       ----------------------

3.1 Company's Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A filed February 3, 2001 (No. 333-42641)

3.2  Company's Amended and Restated Bylaws, incorporated by reference to Exhibit
     3.2 to the Company's Registration Statement on Form S-1/A filed February 3, 2001 (No. 333-42641)

4.1 Indenture dated as of February 24, 1998 among the Company, as issuer, RB Operating Company and RCP Gulf States, L.L.C., as Subsidiary Guarantors, and United States Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 10, 1998 (No. 333-42641)

4.2 Form of 11-1/2% Senior Notes due 2008 (included in Exhibit 4.1) (1), incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed March 10, 1998 (No. 333-42641)

4.3 Supplemental Indenture entered into February 24, 1998 by the Registrant, the Subsidiary Guarantors, the Additional Guarantors and United States Trust Company of New York, as Trustee, incorporated by reference to Exhibit
     4.2 to the Company's Current Report on Form 8-K filed March 10, 1998 (No. 333-42641)

10.1 RAM Energy 1998 Stock Incentive Plan,  incorporated by reference to Exhibit
     10.4 to the Company's Registration Statement on Form S-1/A filed February 3, 2001 (No. 333-42641)*

10.2 Special Severance Agreement by and between William W. Talley II and the Company dated as of December 1, 1997, incorporated by reference to Exhibit
     10.5 to the Company's Registration Statement on Form S-1 filed December 18, 1997 (No. 333-42641)*

10.3 Employment Agreement by and between Larry E. Lee and the Company dated as of December 1, 1997, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 filed December 18, 1997 (No. 333-42641)*

10.4 Form of the Company's  Indemnity  Agreement,  incorporated  by reference to
     Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed December 18, 1997 (No. 333-42641)*

10.5 Amendment of Employment Agreement by and between Larry E. Lee and the Company (filed herewith)*

10.6 Employment Agreement by and between William W. Talley II and the Company dated January 1, 2001 (filed herewith)*

10.7 Employment and Severance Agreement by and between John M. Longmire and the Company dated December 1, 2000 (filed herewith)*

10.8 Employment and Severance Agreement by and between Larry G. Rampey and the Company dated December 1, 2000 (filed herewith)*

10.9 Employment and Severance Agreement by and between Drake N. Smiley and the Company dated December 1, 2000 (filed herewith)*

10.10Amended and Restated Loan and Security Agreement between the Registrant, as borrower, the financial institutions named therein, and Foothill Capital Corporation, as Agent, dated December 27, 1999, incorporated by reference to Exhibit 10.15 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

21   Subsidiaries of the Company (filed herewith)

____________________

*    Management contract or compensatory plan or arrangement.

     (b) No report on Form 8-K was filed by RAM Energy, Inc. during the quarter ended December 31, 2000.



                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001                          RAM ENERGY, INC.

                                        By LARRY E. LEE
                                           Larry E. Lee
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signatures                     Title                    Date
- -------------------------      ---------------          --------------------
WILLIAM W. TALLEY
William W. Talley, II, Ph.D.   Chairman of the Board    March 29, 2001

LARRY E. LEE
Larry E. Lee                   President and Chief      March 29, 2001
                               Executive Officer
                               (principal executive
                               officer)

JOHN M. LONGMIRE
John M. Longmire               Senior Vice President    March 29, 2001
                               and Chief Financial Officer
                               (principal financial
                               officer and principal
                               accounting officer),
                               Treasurer and Secretary

M. HELEN BENNETT
M. Helen Bennett               Director                 March 29, 2001

GERALD R. MARSHALL
Gerald R. Marshall             Director                 March 29, 2001

JOHN M. REARDON
John M. Reardon                Director                 March 29, 2001


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


                          EXHIBIT INDEX

Exhibit
No.           Description of Exhibit            Method of Filing
- -------       ----------------------            ----------------

3.1 Company's Amended and Restated Certificate Incorporated by reference of Incorporation

3.2  Company's Amended and Restated Bylaws      Incorporated by reference

4.1  Indenture  dated as of February 24, 1998   Incorporated by reference
     among the Company,  as issuer,  RB
     Operating Company and RCP Gulf States,
     L.L.C.,  as Subsidiary  Guarantors,
     and United States Trust Company of New
     York, as trustee

4.2  Form of 11-1/2% Senior Notes due 2008      Incorporated by reference
     (included in Exhibit 4.1)

4.3  Supplemental  Indenture  entered into      Incorporated by reference
     February 24, 1998 by the  Registrant,
     the Subsidiary Guarantors, the Additional
     Guarantors and United State Trust Company of New York, as Trustee

10.1 RAM Energy 1998 Stock Incentive Plan       Incorporated by reference

10.2 Special Severance Agreement by and         Incorporated by reference
     between William W. Talley II and the
     Company dated as of December 1, 1997

10.3 Employment  Agreement by and between       Incorporated by reference
     Larry E. Lee and the Company dated as
     of December 1, 1997

10.4 Form of the Company's Indemnity            Incorporated by reference
     Agreement

10.5 Amendment of Employment Agreement by       Filed herewith electronically
     and between Larry E.Lee and the
     Company

10.6 Employment Agreement by and between        Filed herewith electronically
     William W. Talley II and the Company
     dated January 1, 2001

10.7 Employment and Severance Agreement         Filed herewith electronically
     by and between John M. Longmire and
     the Company dated December 1, 2000

10.8 Employment and Severance Agreement by      Filed herewith electronically
     and between Larry G. Rampey and the
     Company dated December 1, 2000

10.9 Employment and Severance Agreement         Filed herewith electronically
     by and between Drake N. Smiley and the
     Company dated December 1, 2000

10.10Amended and Restated Loan and Security     Incorporated by reference
     Agreement  between the  Registrant,
     as borrower, the financial institutions
     named therein, and Foothill Capital
     Corporation,  as Agent, dated December
     27, 1999

21   Subsidiaries of the Company                Filed herewith electronically