Form 10-Q
period 2001-03-31
RAM ENERGY INC/OK
filed 2001-05-15
CIK 1051191

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2001

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

Form 10-Q
RAM Energy, Inc.
Three months ended March 31, 2000 and 2001 (unaudited)




                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            Page

PART I.  FINANCIAL INFORMATION.............................................

         Balance Sheets - December 31, 2000 and March 31, 2001 (unaudited).

         Statements of Operations - Three months ended March 31, 2000 and
           2001 (unaudited)................................................

         Statements of Cash Flows - Three months ended March 31, 2000 and
           2001 (unaudited)................................................

         Notes to Financial Statements (unaudited).........................

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................

PART II. OTHER INFORMATION.................................................

         Other Information.................................................

         Exhibits and Reports on Form 8-K..................................

SIGNATURES.................................................................

                                RAM Energy, Inc.

                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                                       December 31,    March 31,
                                                          2000           2001
                                                       ------------   ----------
                                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $     917    $   2,706
   Accounts receivable:
      Natural gas and oil sales                             5,316        6,999
      Joint interest operations, net of allowance
        for doubtful accounts of $532 in 2000 and
        $532 in 2001                                        1,691        1,599
      Related parties                                         207          143
      Other                                                   381          380
   Prepaid expenses and deposits                              423          307
                                                        ---------    ---------
Total current assets                                        8,935       12,134

Properties and equipment, at cost:
   Natural gas and oil properties and equipment,
     based on full cost accounting                        124,026      125,939
   Gathering and disposal systems                          39,677       39,682
   Other property and equipment                             4,294        4,326
                                                        ---------    ---------
                                                          167,997      169,947
   Less accumulated amortization and depreciation          49,088       51,238
                                                        ---------    ---------
Net properties and equipment                              118,909      118,709

Other assets:
   Deferred loan costs, net of accumulated amortization
     of $1,583 in 2000 and $1,718 in 2001
                                                            1,084          949
   Deferred offering costs, net of accumulated amorti-
     zation of $1,281 in 2000 and $1,398 in 2001            3,203        3,086
   Other                                                      705          790
                                                        ---------    ---------
Total assets                                            $ 132,836    $ 135,668
                                                        =========    =========

Liabilities and stockholders' deficiency
Current liabilities:
   Accounts payable:
      Trade                                             $   4,369    $   3,245
      Natural gas and oil proceeds due others               5,842        9,315
   Accrued liabilities:
      Compensation                                            876          876
      Interest                                              4,493        1,428
      Other                                                   228          148
   Fair value of derivative contracts                           -        2,346
   Gas balancing liability                                    639          639
   Long-term debt due within one year                         154          131
                                                        ---------    ---------
Total current liabilities                                  16,601       18,128

Gas balancing liability and other not expected
  to be settled within one year                             3,539        3,385
Long-term debt due after one year                         127,426      129,260
Deferred income taxes                                       8,768        8,626
Commitments and contingencies                                 600          600

Stockholders' deficiency:
   Preferred stock, $.01 par value; authorized--
     5,000,000 shares; none issued                              -            -
   Common stock, $.01 par value; authorized--
     15,000,000 shares; issued and
      outstanding--2,727,000 shares                            27           27
   Paid-in capital                                             16           16
   Accumulated other comprehensive income (loss)                -       (1,454)
   Accumulated deficit                                    (24,141)     (22,920)
                                                        ---------    ---------
Stockholders' deficiency                                  (24,098)     (24,331)
                                                        ---------    ---------
Total liabilities and stockholders' deficiency          $ 132,836    $ 135,668
                                                        =========    =========

See accompanying notes.

                                RAM Energy, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)
              (Dollars in Thousands, Except for Per Share Amounts)
                                                        Three months ended
                                                             March 31,
                                                      2000            2001
                                                      ----            ----
Operating revenues:
   Natural gas and oil sales                      $     6,149    $     9,782
   Gathering systems                                    2,701          5,962
   Other                                                  164             22
                                                  -----------    -----------
Total operating revenues                                9,014         15,766

Operating expenses:
   Natural gas and oil production taxes                   360            966
   Natural gas and oil production expenses              1,288          1,296
   Gathering system purchases                           2,054          4,457
   Gathering system operations                            107             91
   Amortization and depreciation                        2,956          2,440
   Contract termination and severance payments            337              -
   General and administrative, overhead and
     other expenses, net of operator's
     overhead fees                                        966            946
                                                  -----------    -----------
Total operating expenses                                8,068         10,196
                                                  -----------    -----------
Operating income                                          946          5,570

Other income (expense):
   Interest expense                                    (3,805)        (3,634)
   Interest income                                         35             35
                                                  -----------    -----------
Income (loss) before income taxes                      (2,824)         1,971

Income tax provision (benefit)                         (1,071)           750
                                                  -----------    -----------
Net income (loss)                                 $    (1,753)   $     1,221
                                                  ===========    ===========

Net income (loss) per share--basic and diluted    $      (.64)   $       .45
                                                  ===========    ===========

Weighted average shares outstanding                 2,727,000      2,727,000
                                                  ===========    ===========

See accompanying notes.

                                                        RAM Energy, Inc.

                                       Consolidated Statements of Stockholders' Deficiency
                                                         (In Thousands)
                                                                                                    Accumulated
                                                                                                       Other         Total
                                                     Preferred   Common     Paid-In   Accumulated  Comprehensive  Stockholders'
                                                       Stock      Stock     Capital     Deficit    Income (Loss)   Deficiency
                                                       -----      -----     -------     -------    -------------   ----------

Balance at December 31, 2000                        $      -    $     27    $     16   $(24,141)   $      -        $(24,098)

Comprehensive income:
    Net income                                             -           -           -      1,221           -           1,221
    Transition adjustment upon adoption of SFAS
       No. 133 at January 1, 2001, net of income
       tax benefit of $2,816                                                             (4,596)     (4,596)
    Change in the value of derivative contracts,
       net of income taxes of $864                         -           -           -          -       1,730           1,730
    Reclassification adjustments - contract
       settlements, net of income taxes of $1,060
                                                           -           -           -          -       1,412           1,412
                                                                                                                   --------
Total comprehensive income (loss)                                                                                      (233)
                                                    --------    --------    --------   --------    --------        --------
Balance at March 31, 2001                           $      -    $     27    $     16   $(22,920)   $ (1,454)       $(24,331)
                                                    ========    ========    ========   ========    ========        ========

                                RAM Energy, Inc.

                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)
                                                       Three months ended
                                                           March 31,
                                                        2000       2001
                                                        ----       ----
Cash flows from operating activities
Net income (loss)                                     $(1,753)   $ 1,221
Adjustments to reconcile net income (loss) to
  net cash provided (used) in operating activities:
    Amortization of Senior Notes discount included
     in interest expense                                   39         39
    Amortization and depreciation:
      Natural gas and oil properties and equipment      2,129      1,634
      Gathering and disposal systems                      488        488
      Senior Notes fees                                   118        117
      Credit facility fees                                165        135
      Other property and equipment                         56         66
    Deferred income taxes                              (1,071)       750
    Cash provided (used) by changes in operating
     assets and liabilities:
      Prepaid expenses and deposits                        63        116
      Accounts receivable                                  29     (1,526)
      Accounts payable                                  2,193      2,775
      Accrued liabilities and other                    (2,663)    (2,371)
      Gas balancing liability                            (409)      (154)
                                                      -------    -------
Total adjustments                                       1,137      2,137
                                                      -------    -------
Net cash provided (used) in operating activities         (616)     3,290

Cash flows from investing activities
Payments for natural gas and oil properties
  and equipment                                        (1,342)    (2,411)
Proceeds from sales of natural gas and oil
  properties and equipment                              1,670         72
Payments for other property and equipment                 (15)       (69)
Payments for gathering and disposal systems                (5)        (5)
Payments for other assets                                   -        (85)
Proceeds from sales of other assets                        64          -
                                                      -------    -------
Net cash provided (used) in investing activities          372     (2,498)

Cash flows from financing activities
Principal payments on other long-term debt             (1,727)       (58)
Proceeds from borrowings on other long-term debt        2,495      1,055
Payments for loan origination fees                        (48)         -
                                                      -------    -------
Net cash provided by financing activities                 720        997
                                                      -------    -------
Increase in cash and cash equivalents                     476      1,789

Cash and cash equivalents at beginning of period        1,875        917
                                                      -------    -------
Cash and cash equivalents at end of period            $ 2,351    $ 2,706
                                                      =======    =======

Disclosure of non cash investing and financing
 activities
   Accrued interest added to principal balance
    of Foothill credit facility                       $     -    $   774
                                                      =======    =======

See accompanying notes.


                                RAM Energy, Inc.

        Notes to Unaudited Consolidated Financial Statements (continued)


1. Summary of Significant Accounting Policies, Organization and Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. for the three-month periods ended March 31, 2000 and 2001. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Certain reclassifications have been made to the prior period statements to conform with current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

Nature of Operations and Organization

RAM Energy, Inc. (the "Company") operates exclusively in the upstream segment of the natural gas and oil industry with activities including the drilling, completion and operation of natural gas and oil wells. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico. Additionally, the Company owns and operates a natural gas and oil gathering system and a saltwater disposal operation in north central Oklahoma (the "Gathering System"). The Gathering System purchases, transports and markets natural gas and oil production and disposes of saltwater from properties owned by the Company and other oil and gas companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

2.   Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 2000 and March 31, 2001, by approximately $23.2 million and $20.6 million, respectively, based on quoted market prices.

At March 31, 2001, the fair value of the Company's fixed price natural gas swap contracts was a loss of $2.3 million. The fair value of these contracts was calculated by multiplying the net differential between the prices in each contract and market prices for future periods by the volumes stipulated in each contract.

3.   Accounting Policy for Derivatives

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 requires companies to recognize all of its derivatives instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company formally documents its hedging relationships at inception of the hedge, however redesignation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on relative changes in fair value between the derivative contract and hedged item during the period of hedge designation. The ineffective portion of a derivative's change in fair value is recognized currently in earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess that they continue to be probable of occurring, and if the forecasted transaction is no longer probable of occurring, any gain or loss deferred in Accumulated Other Comprehensive Income is recognized in earnings currently. All of the Company's derivative contracts have been designated as cash flow hedges.

The adoption of SFAS No. 133 on January 1, 2001, resulted in a pre-tax reduction to Accumulated Other Comprehensive Income of $7.4 million ($4.6 million after-tax) as a result of losses indicated on the Company's cash flow hedges based on the Company's derivative positions and market prices at January 1, 2001.

4.   Hedging Strategy

To reduce its exposure to unfavorable changes in natural gas prices that are subject to significant and often volatile fluctuation, the Company has instituted a cash flow hedging program. Under this program, the Company hedges portions of its forecasted natural gas production by utilizing fixed-price natural gas swap contracts. Under the swap contracts, the Company receives a fixed price for natural gas and pays a floating price (generally NYMEX futures prices) to a counterparty. When market prices for natural gas decline, the decline in the value of the cash flows from the Company's forecasted natural gas production designated as being hedged is substantially offset by gains in the value of the fixed price swap contracts. Conversely, when market prices increase, the increase in the value of the cash flows from the Company's forecasted natural gas production designated as being hedged is substantially offset by losses in the value of the fixed price swap contracts.

At March 31, 2000, the Company had fixed price swap contracts in place to hedge approximately 1,530,000 mmbtu of its forecasted natural gas production through August 2001 at an average price of $3.62 per mmbtu.

During the three months ended March 31, 2001, the ineffective portion of the Company's hedging instruments was not material. At March 31, 2001, the Company expects to reclassify all of the net losses on derivative instruments from Accumulated Other Comprehensive Income to earnings by August 31, 2001, due to actual sales of forecasted natural gas production.

5.   Contingencies

In 1996, the Company's predecessor sold an natural gas and oil property located in Louisiana state waters in Plaquemines Parish. The property included several uneconomical wells for which the Company estimated the plugging and abandonment ("P&A") obligation to be approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, in connection with the sale the Company recorded a contingent liability of $600,000, which is included in the accompanying consolidated balance sheets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

     We are an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas and oil properties and the production of natural gas and oil. Our natural gas and oil properties are located primarily in the Mid-Continent Area, Permian Basin and onshore Gulf Coast. We also operate natural gas and oil gathering and saltwater disposal systems in Oklahoma.

     Historically, we have added reserves through acquisitions and development and in 1999 we expanded our strategy to include exploration. We intend to continue to pursue attractive natural gas and oil acquisitions and drilling opportunities. Any future acquisitions, major development and/or exploration activities will require additional financing which will be dependent upon financing arrangements, if any, available at the time.

     Our revenue, profitability and cash flow are directly impacted by prevailing prices for natural gas and oil and the volumes of natural gas and oil we produce. In addition, our proved reserves and the rates of our natural gas and oil production will decline as natural gas and oil are produced unless we are successful in acquiring additional producing properties or conducting successful development and exploration drilling activities.

     We have entered into hedging arrangements for our natural gas production from April 2001 through August 2001 on 1,530,000 Mmbtu that provide an average floor price of $3.616 per Mmbtu. Using first quarter 2001 natural gas production rates, this hedged volume represents approximately 50% of our natural gas production through that period.

     We use the full cost method of accounting for our investment in natural gas and oil properties. Under the full cost method of accounting, all of our costs of acquisition, exploration and development of natural gas and oil reserves are capitalized into a "full cost pool" as incurred, and costs included in the pool are amortized and charged to operations using the future recoverable units of production method based on the ratio of current production to total proved reserves, computed based on current prices and costs. Significant downward revisions of quantity estimates or declines in natural gas and oil prices that are not offset by other factors could result in a writedown for impairment of the carrying value of our natural gas and oil properties. Once incurred, a writedown of natural gas and oil properties is not reversible at a later date, even if our quantity estimates or natural gas or oil prices subsequently increase.

Results of Operations

     Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Operating Revenues. Our operating revenues increased by $6.8 million, or 75%, for the three months ended March 31, 2001 compared to the year earlier period. The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:


                                      Three Months Ended      2001 Compared to 2000
                                          March 31,       -------------------------------
                                    --------------------- % Increase  Operating Revenue
                                      2000        2001    (Decrease)  Increase (Decrease)
                                      ----        ----    ----------  -------------------
                                                               (Dollars in thousands)
Production volumes:
  Natural gas (Mmcf) ............     1,787       1,542       (14)      $  (548)
  Oil (Mbls) ....................        88          68       (23)         (486)

Average sale prices:
  Natural gas (per Mcf) .........   $  2.24     $  5.05       125         4,325
  Oil (per Bbl) .................      4.40       29.44        21           342

     Natural Gas and Oil Sales. Our natural gas and oil sales were higher in the first quarter of 2001 compared to the first quarter of 2000, with a 16% decrease in production and an 89% increase in realized prices, both on an Mcfe basis. Average daily production was 22 MMcfe in the first quarter of 2001 compared to 25 MMcfe during the first quarter of 2000, a decrease of 15%. For the first quarter of 2001, our natural gas production decreased by 14% and our oil production decreased 23% compared to the first quarter of 2000. The average realized sales price for natural gas was $5.05 per Mcf for the quarter ended March 31, 2001, an increase of 125% compared to $2.24 per Mcf for the same quarter in 2000. The average realized oil price for the quarter ended March 31, 2001 was $29.44 per Bbl, a 21 % increase compared to $24.40 per Bbl for the quarter ended March 31, 2000.

     Our natural gas sales are computed net of gains or losses from fixed-price swaps for physical deliveries during the reporting period. We sustained $2.3 million in losses, or $1.48 per Mcf, from these transactions in the first quarter of 2001 compared to $286,000 in losses, or $0.16 per Mcf, in the first quarter of 2000.

      Gathering System. Our gathering system revenue was $6.0 million for the three months ended March 2001, an increase of $3.3 million, or 121%, compared to the three months ended March 2000. We are obligated to deliver 10,000 Mmbtu's per day at the tailgate of the system, and we purchase natural gas from wells connected to the system to satisfy that obligation. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $4.6 million for the first quarter of 2001, and our gathering system operating margin was $1.4 million For the three months ended March 31, 2000 purchases from third parties and operating costs totaled $2.2 million and our gathering system operating margin was $540,000.

     Natural Gas and Oil Production Taxes. Our natural gas and oil production taxes for the quarter ended March 31, 2001 were $966,000, an increase of $606,000, or 168%, from the $360,000 incurred for the quarter ended March 2000. Production taxes are based on realized prices at the well head. As our revenues have increased, so have our production taxes.

     Natural Gas and Oil Production Expense. Our natural gas and oil production expense was $1.3 million for the quarter ended March 31, 2001, an increase of $8,000, or 1%, from $1.3 million for the first quarter of 2000. For the first quarter of 2000, our natural gas and oil production expense was $0.67 per Mcfe compared to $0.56 per Mcfe for the first quarter of 2000, the increase due to higher costs charged by suppliers.

     Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $516,000, or 17%, for the first quarter of 2001 compared to the same period in 2000. This decrease was due, in part, to lower production, greater reserve quantities, and a lower net natural gas and oil property base during the current quarter. Our amortization and depreciation expense was $1.25 per Mcfe for the 2001 quarter, a decrease of 2% compared to $1.28 per Mcfe for the 2000 quarter.

     Contract Termination and Severance. During the first quarter of 2000, we closed our Oklahoma City accounting office and outsourced that function and closed our Midland, Texas operations office. The provision for expenses related to these office closings was $337,000.

     General & Administrative Expense. For the quarter ended March 31, 2001 our general and administrative expense decreased $20,000, or 2%, as compared with the 2000 period.

      Interest Expense. Our interest expense decreased by $171,000 to $3.6 million for the three months ended March 31, 2001 compared to $3.8 million for the comparable period of 2000. This decrease was attributable to lower effective interest rates on lower average outstanding balances during the 2001 period.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of this acquisition.

      Net Income (Loss). Due to the factors described above, net income was $1.2 million for the first quarter of 2001 compared to a net loss of $1.8 million for the first quarter of 2000.

     Other Comprehensive Loss. We adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated or not effective as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will immediately be recognized in earnings.

     We have entered into hedging arrangements for our natural gas production from April 2001 through August 2001 on 1,530,000 Mmbtu that provide an average floor price of $3.616 per Mmbtu. Using first quarter 2001 natural gas production rates, this hedged volume represents approximately 50% of our natural gas production through that period. Based on these derivative positions and market prices at January 1, 2001 and March 31, 2001, we recorded a loss of approximately $1.5 million, net of income tax effects, as a reduction of other comprehensive income. The ultimate impact of the derivative positions held at March 31, 2001 will depend on the changes in market prices at the settlement dates of the derivatives.

Liquidity and Capital Resources

     As of March 31, 2001 we had cash and cash equivalents of $2.7 million and were fully drawn under the credit facility discussed below.

     As of March 31, 2001 we had $129.3 million ($130.3 million excluding the original issue discount) of indebtedness outstanding in addition to trade payables and other liabilities incurred in the ordinary course of business. This included $103 million of indebtedness under our 11 1/2% senior notes due 2008 issued in February 1998, and $27.1 million of advances under our credit facility. At March 31, 2001, due to covenants contained in the indenture governing our senior notes we could not incur any additional indebtedness for borrowed money.

     Funding for our business activities has historically been provided by operating cash flow and reserve-based bank borrowings. From time to time we engage in discussions relating to potential acquisitions of natural gas and oil properties or companies engaged in the natural gas and oil business. We have no present agreement, commitment or understanding with respect to any such acquisitions. Any future acquisitions, major development and/or exploration activities will require additional financing which will be dependent upon financing arrangements, if any, available at the time.

       On May 9, 2001 we filed a registration statement with the Securities and Exchange Commission pursuant to which we plan to sell $75 million of our common stock in an underwritten public offering. We intend to use the proceeds of the offering to pay down our credit facility and for general corporate purposes. We may also use a portion of the proceeds to purchase our outstanding 11 1/2 % senior notes that may, from time to time, become available for purchase.

     Credit Facility. We have a $30.0 million secured credit facility that is subject to borrowing base restrictions and limitations contained in the indenture governing our senior notes. The following is a summary of the provisions of the credit facility, which we consider to be material, but does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the definitive loan documentation.

     o The credit facility is a $30.0 million, senior secured revolving credit facility due December 2003.

     o Borrowings under the credit facility bear interest at the greater of prime plus 2.0% per annum or 8.0% per annum.

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

The amount of credit available at any time under our credit facility may not exceed the borrowing base which is subject to redetermination at least semi-annually based, in part, on changing expectations of future prices. Because of restrictions contained in the indenture governing our senior notes, at March 31, 2001, our maximum borrowing ability under our credit facility was $27.1 million.

     Net Cash Provided or Used in Operating Activities. For the three months ended March 31, 2001, net cash provided by our operating activities was $3.3 million compared to $616,000 used by our operating activities during the comparable period in 2000.

     Net Cash Provided or Used in Investing Activities. For the three months ended March 31, 2001, net cash used by us in our investing activities was $2.5 million, consisting primarily of payments for capital expenditures. This compares with $372,000 provided by investing activities in 2000, involving sales of natural gas and oil operating rights for $1.7 million, offset by $1.4 million of capital expenditures. At current prices and without additional financing, we have budgeted $8.1 million for capital expenditures for the year 2001. We expect to use cash flow from operations and cash balances to fund these expenditures.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values The carrying value of our senior notes exceeded their fair value at December 31, 2000 by approximately $23.2 million and at March 31, 2001 by approximately $20.6 million based on quoted market prices.

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

     -    future natural gas and oil prices;

     -    budgets; and

     -    future property acquisitions.

There are many factors that could cause our forward-looking statements to be incorrect, including the effect of economic conditions generally, the results of financing efforts, natural gas and oil price volatility, market demand, and other risks normally associated with the business of natural gas and oil drilling, production and marketing. Our forward-looking statements speak only as of the date made and we make no commitment to update these statements to reflect events or circumstances that may occur after this date.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     The following exhibits are filed as a part of this report:

(a)      Exhibits

Exhibit
Number         Description                                     Method of Filing
------         -----------                                     ----------------

3.1       Registrant's Amended and Restated Certificate of      (2)[3.1]
          Incorporation

3.2       Registrant's Amended and Restated Bylaws              (2)[3.2]

4.1       Indenture dated as of February 24, 1998 among the     (3)[4.1]
          Registrant, as issuer, RB Operating Company and RLP
          Gulf States, L.L.C., as Subsidiary Guarantors, and
          United States Trust Company of New York, as trustee with respect to 11 1/2% Senior Notes due 2008

4.2       Form of 11 1/2% Senior Notes due 2008 (included in
          Exhibit 4.1)

4.3 Supplemental Indenture dated February 24, 1998 among (3)[4.2] the Registrant, the Subsidiary Guarantors, the Additional Guarantors and United States Trust Company of New York, as Trustee

4.4       Registrant's Amended and Restated Certificate of
          Incorporation (filed as Exhibit 3.1)

4.5       Registrant's Amended and Restated Bylaws (filed as
          Exhibit 3.2)

10.1      RAM Energy, Inc. 1998 Stock Incentive Stock Option    (2)[10.4]
          Plan

10.2      Special Severance Agreement between the Registrant    (2)[10.5]
          and William W. Talley II dated as of December 31, 1997

10.3**    Employment Agreement between the Registrant and Larry (2)[10.6]
          E. Lee dated as of December 1, 2000

10.3.1**  Amendment to Employment Agreement between the         (4)[10.5]
          Registrant and Larry E. Lee

10.4** Employment Agreement between the Registrant and John (4)[10.7] Longmire dated as of December 1, 2000

10.5** Employment Agreement between the Registrant and Larry (4)[10.8] Rampey dated as of December 1, 2000

10.6** Employment Agreement between the Registrant and Drake (4)[10.9] Smiley dated as of December 1, 2000

10.7**    Employment Agreement between the Registrant and       (4)[10.6]
          William W. Talley II dated as of January 1, 2001

10.8**    Form of Registrant's Indemnity Agreement              (2)[10.8]

10.9      Amended and Restated Loan and Security Agreement      (5)[10.15]
          among Registrant, as Borrower, Financial Institutions named therein and Foothill Capital Corporation, as Agent dated December 27, 1999 (the "Credit Agreement")

10.10     Form of Amended and Restated Revolving Note under the
          Credit Agreement (included in Exhibit 10.9)

10.10.1   First Amendment to Amended and Restated Loan and      (1)
          Security Agreement

10.10.2   Second Amendment to Amended and Restated Loan and     (1)
          Security Agreement

10.10.3   Third Amendment to Amended and Restated Loan and      (1)
          Security Agreement

21        Subsidiaries of Registrant                            (4)[21]
_________________________

**        Management contract or compensatory plan or arrangement.

(1)       Filed herewith.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42641) as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Registrant's current report on Form 8-K filed March 10, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 as the exhibit number indicated in brackets and incorporated by reference herein.

(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 1999 as the exhibit number indicated in brackets and incorporated by reference herein.

     (b) Reports on Form 8K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RAM ENERGY, INC.
                                       (Registrant)

Date: May 14, 2001
                                       By: LARRY E. LEE
                                           Larry E. Lee
                                           President and Chief Executive Officer

                                       By: JOHN M. LONGMIRE
                                           John M. Longmire
                                           Senior Vice President and
                                           Chief Financial Officer,
                                           Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
No.       Description                           Method of Filing
-------   -----------                           ----------------

3.1       Registrant's Amended and Restated     Incorporated herein by reference
          Certificate of Incorporation

3.2       Registrant's Amended and Restated     Incorporated herein by reference
          Bylaws

4.1       Indenture dated as of February 24,    Incorporated herein by reference
          1998 among the Registrant, as issuer,
          RB Operating Company and RLP Gulf
          States, L.L.C., as Subsidiary
          Guarantors, and United States Trust
          Company of New York, as trustee with
          respect to 11 1/2% Senior Notes due
          2008

4.2 Form of 11 1/2% Senior Notes due 2008 Incorporated herein by reference (included in Exhibit 4.1)

4.3 Supplemental Indenture dated February Incorporated herein by reference 24, 1998 among the Registrant, the Subsidiary Guarantors, the Additional
          Guarantors and United States Trust
          Company of New York, as Trustee

4.4       Registrant's Amended and Restated     Incorporated herein by reference
          Certificate of Incorporation (filed
          as Exhibit 3.1)

4.5       Registrant's Amended and Restated     Incorporated herein by reference
          Bylaws (filed as Exhibit 3.2)

10.1 RAM Energy, Inc. 1998 Stock Incentive Incorporated herein by reference Stock Option Plan

10.2      Special Severance Agreement between   Incorporated herein by reference
          the Registrant and William W. Talley
          II dated as of December 31, 1997

10.3      Employment Agreement between the      Incorporated herein by reference
          Registrant and Larry E. Lee dated as
          of December 1, 2000

10.3.1    Amendment to Employment Agreement     Incorporated herein by reference
          between the Registrant and Larry E.
          Lee

10.4      Employment Agreement between the      Incorporated herein by reference
          Registrant and John Longmire dated as
          of December 1, 2000

10.5      Employment Agreement between the      Incorporated herein by reference
          Registrant and Larry Rampey dated as
          of December 1, 2000

10.6      Employment Agreement between the      Incorporated herein by reference
          Registrant and Drake Smiley dated as
          of December 1, 2000

10.7      Employment Agreement between the      Incorporated herein by reference
          Registrant and William W. Talley II
          dated as of January 1, 2001

10.8      Form of Registrant's Indemnity        Incorporated herein by reference
          Agreement

10.9      Amended and Restated Loan and         Incorporated herein by reference
          Security Agreement among Registrant,
          as Borrower, Financial Institutions
          named therein and Foothill Capital
          Corporation, as Agent dated December
          27, 1999 (the "Credit Agreement")

10.10     Form of Amended and Restated Revolving
          Note under the Credit Agreement
          (included in Exhibit 10.9)

10.10.1   First Amendment to Amended and        Filed herewith electronically
          Restated Loan and Security Agreement

10.10.2   Second Amendment to Amended and       Filed herewith electronically
          Restated Loan and Security Agreement

10.10.3   Third Amendment to Amended and        Filed herewith electronically
          Restated Loan and Security Agreement

21        Subsidiaries of Registrant            Incorporated herein by reference