Form 10-Q
period 2001-06-30
RAM ENERGY INC/OK
filed 2001-08-14
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended June 30, 2001

                        Commission File Number 333-42641

                              RAM ENERGY, INC. LOGO

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

                                    FORM 10-Q
                                TABLE OF CONTENTS
                                                                            Page
PART I.  FINANCIAL INFORMATION...........................................

         Consolidated Balance Sheets - December 31, 2000 and
                June 30, 2001 (unaudited)................................

         Consolidated Statements of Operations - Three months and
                six months ended June 30, 2000 and 2001 (unaudited)......

         Consolidated Statements of Cash Flows - Three months and
                six months ended June 30, 2000 and 2001 (unaudited)......

         Notes to Consolidated Financial Statements (unaudited)..........

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................

PART II. OTHER INFORMATION...............................................

         Other Information...............................................

         Exhibits and Reports on Form 8-K................................

SIGNATURES ..............................................................

PART I.  FINANCIAL INFORMATION

                                    RAM Energy, Inc.

                               Consolidated Balance Sheets
                                 (Dollars in Thousands)
                                                                December 31,  June 30,
                                                                   2000         2001
                                                                   ----         ----
                                                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                     $     917    $   2,412
   Accounts receivable:
      Natural gas and oil sales                                      5,316        4,483
      Joint interest operations, net of allowance for doubtful
        accounts of $532 in 2000 and $532 in 2001                    1,691        1,215
      Related parties (Note 3)                                         207          466
      Other                                                            381          380
   Prepaid expenses and deposits                                       423          301
   Fair value of derivative contracts                                    -          267
                                                                 ----------------------
Total current assets                                                 8,935        9,524

Properties and equipment, at cost:
   Natural gas and oil properties and equipment, based on full
     cost accounting                                               124,026      129,012
   Gathering and disposal systems                                   39,677       39,691
   Other property and equipment                                      4,294        4,339
                                                                 ----------------------
                                                                   167,997      173,042
   Less accumulated amortization and depreciation                   49,088       53,463
                                                                 ----------------------
Net properties and equipment                                       118,909      119,579

Other assets:
   Deferred loan costs, net of accumulated amortization of
     $1,583 in 2000 and $1,853 in 2001                               1,084          813
   Deferred offering costs, net of accumulated amortization of
     $1,281 in 2000 and $1,517 in 2001                               3,203        2,968
   Other                                                               705          465
                                                                 ----------------------
Total assets                                                     $ 132,836    $ 133,349
                                                                 ======================

Liabilities and stockholders' deficiency
Current liabilities:
   Accounts payable:
      Trade                                                      $   4,369    $   3,415
      Natural gas and oil proceeds due others                        5,842        5,136
      Related parties (Note 3)                                           -          376
   Accrued liabilities:
      Compensation                                                     876          156
      Interest                                                       4,493        4,380
      Other                                                            228           95
   Gas balancing liability                                             639          639
   Long-term debt due within one year                                  154          136
                                                                 ----------------------
Total current liabilities                                           16,601       14,333

Gas balancing and other liabilities not expected to be settled
  within one year                                                    3,539        3,229
Long-term debt due after one year                                  127,426      129,512
Deferred income taxes                                                8,768        9,155
Commitments and contingencies                                          600          600

Stockholders' deficiency:
   Preferred stock, $.01 par value; authorized--5,000,000
     shares; none issued                                                 -            -
   Common stock, $.01 par value; authorized--15,000,000
     shares; issued and outstanding--2,727,000 shares                   27           27
   Paid-in capital                                                      16           16
   Accumulated other comprehensive income (loss)                         -          164
   Accumulated deficit                                             (24,141)     (23,687)
                                                                 ----------------------
Stockholders' deficiency                                           (24,098)     (23,480)
                                                                 ----------------------
Total liabilities and stockholders' deficiency                   $ 132,836    $ 133,349
                                                                 ======================

See accompanying notes.

                                              RAM Energy, Inc.

                                   Consolidated Statements of Operations
                                                (Unaudited)
                            (Dollars in Thousands, Except for Per Share Amounts)
                                                       Three months ended            Six months ended
                                                           June 30,                      June 30,
                                                     2000           2001           2000           2001
                                                     ----           ----           ----           ----
Operating revenues:
   Natural gas and oil sales                      $     6,712    $     7,403    $    12,861    $    17,185
   Gathering systems (Note 3)                           2,671          4,250          5,372         10,212
   Other                                                   53             52            217             74
                                                  --------------------------    --------------------------
Total operating revenues                                9,436         11,705         18,450         27,471

Operating expenses:
   Natural gas and oil production taxes                   702            647          1,062          1,613
   Natural gas and oil production expenses              1,244          1,676          2,532          2,972
   Gathering system purchases                           2,050          3,298          4,104          7,755
   Gathering system operations                            105            125            212            216
   Amortization and depreciation                        2,719          2,501          5,675          4,941
   Contract termination and severance payments              -              -            337              -
   General and administrative, overhead,
      and other expenses, net of
      operator's overhead fees                            778          1,017          1,744          1,963
                                                  --------------------------    --------------------------
Total operating expenses                                7,598          9,264         15,666         19,460
                                                  --------------------------    --------------------------
Operating income                                        1,838          2,441          2,784          8,011

Other income (expense):
   Interest expense                                    (3,765)        (3,708)        (7,570)        (7,342)
   Interest income                                         37             34             72             69
                                                  --------------------------    --------------------------
Income (loss) before income taxes                      (1,890)        (1,233)        (4,714)           738

Income tax provision (benefit)                           (720)          (466)        (1,791)           284
                                                  --------------------------    --------------------------
Net income (loss)                                 $    (1,170)   $      (767)   $    (2,923)   $       454
                                                  ==========================    ==========================
Net income (loss) per share-- basic and diluted   $     (0.43)   $     (0.28)   $     (1.07)   $      0.17
                                                  ==========================    ==========================
Weighted average shares outstanding                 2,727,000      2,727,000      2,727,000      2,727,000
                                                  ==========================    ==========================

See accompanying notes.

                                           RAM Energy, Inc.

                                Consolidated Statements of Cash Flows
                                             (Unaudited)
                                        (Dollars in Thousands)
                                                            Three months ended    Six months ended
                                                                  June 30,              June 30,
                                                              2000       2001       2000      2001
                                                              ----       ----       ----      ----
Cash flows from operating activities
Net income (loss)                                           $(1,170)   $  (767)   $(2,923)   $   454
Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Amortization of Senior Notes discount included in
         interest expense                                        39         39         78         78
      Amortization and depreciation:
         Natural gas and oil properties and equipment         1,946      1,693      4,075      3,327
         Gathering and disposal systems                         487        488        975        976
         Senior Notes fees                                      117        119        235        236
         Credit facility fees                                   105        135        270        270
         Other property and equipment                            64         66        120        132
      Provision for doubtful accounts receivable and other       12          -         12          -
      Deferred income taxes                                    (720)      (466)    (1,791)       284
      Cash provided (used) by changes in operating assets
         and liabilities:
            Prepaid expenses and deposits                        79          6        142        122
            Accounts receivable                                 178      2,577        207      1,051
            Accounts payable                                   (279)    (3,634)     1,914       (859)
            Accrued liabilities and other                     3,147      2,844        484        473
            Gas balancing liability                            (204)      (156)      (613)      (310)
                                                            ------------------    ------------------
Total adjustments                                             4,971      3,711      6,108      5,780
                                                            ------------------    ------------------
Net cash provided by operating activities                     3,801      2,944      3,185      6,234

Cash flows from investing activities
Payments for natural gas and oil properties and equipment
                                                             (1,755)    (2,747)    (3,097)    (5,158)
Proceeds from sales of natural gas and oil properties
   and equipment                                                 79          -      1,749         72
Payments for other property and equipment                       (69)       (36)       (84)      (105)
Payments for gathering and disposal systems                      (8)        (9)       (13)       (14)
Payments for other assets                                         -          -          -        (85)
Proceeds from sales of other assets                              68          -        132          -
                                                            ------------------    ------------------
Net cash used in investing activities                        (1,685)    (2,792)    (1,313)    (5,290)

Cash flows from financing activities
Principal payments on long-term debt                           (104)      (450)    (1,831)      (508)
Proceeds from borrowings on long-term debt                       22          4      2,516      1,059
Payments for loan origination fees                                -          -        (47)         -
                                                            ------------------    ------------------
Net cash provided (used) by financing activities                (82)      (446)       638        551
                                                            ------------------    ------------------
Increase (decrease) in cash and cash equivalents              2,034       (294)     2,510      1,495

Cash and cash equivalents at beginning of period              2,351      2,706      1,875        917
                                                            ------------------    ------------------
Cash and cash equivalents at end of period                  $ 4,385    $ 2,412    $ 4,385    $ 2,412
                                                            ==================    ==================
Disclosures of noncash investing activities
Accrued interest added to principal balance
   of Foothill credit facility                              $     -    $   665    $     -    $ 1,439
                                                            ==================    ==================

See accompanying notes.


                                RAM Energy, Inc.

              Notes to Unaudited Consolidated Financial Statements

                             June 30, 2000 and 2001

1. Summary of Significant Accounting Policies, Organization, and Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the financial position at June 30, 2001 and the results of operations and cash flows of RAM Energy, Inc. (the Company) for the three-month and six-month periods ended June 30, 2000 and 2001. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Certain reclassifications have been made to the prior period statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

Nature of Operations and Organization

RAM Energy, Inc. operates exclusively in the upstream segment of the natural gas and oil industry with activities including the drilling, completion, and operation of natural gas and oil wells, and operation of gathering and disposal systems. The Company conducts the majority of its operations in the states of Oklahoma, Texas, and New Mexico. Additionally, the Company owns and operates a natural gas and oil gathering system and a saltwater disposal operation in north central Oklahoma (the Gathering System). The Gathering System purchases, transports, and markets natural gas and oil production and disposes of salt water from properties owned by the Company and other oil and gas companies.

Principles of Consolidation

The consolidated financial statements include the accounts of its majority or wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on the Company's current financial position or results of operations. However, any business combinations initiated from this point forward will be impacted by these two standards.

2.   Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 2000 and June 30, 2001, by approximately $23.2 million and $7.2 million, respectively, based on quoted market prices.

3.   Long-Term Debt

On August 14, 2001 the Company and Foothill Capital Corporation agreed to amend the Credit Facility. The amendment when effective will waive the requirement that after the Company makes its August 15, 2001 interest payment on its Senior Notes that the Company have an aggregate $2 million of availability under the Credit Facility and available cash on hand, and waives the requirement, through August 31, 2001, that the Company have hedging agreements in place covering at least 25% of its projected production for the ensuing six-month period. The Company fully expects to meet all of terms of its Credit Facility at future dates and as such has continued to classify the amounts drawn under the Credit Facility as long-term debt.

4.   Related Party Transactions

Effective April 2001, Carmen Acquisition Corp., an affiliate of Chesapeake Energy Corp. (Chesapeake), acquired 49.5% of the Company's outstanding stock from two of the Company's former shareholders. A substantial portion of the Company's gathering system purchases are from Chesapeake. For the six months ended June 30, 2000 and 2001, gathering system purchases from Chesapeake were $1.6 million and $3.5 million, respectively. In addition, at June 30, 2001, included in the Company's related party accounts receivable and accounts payable in the accompanying balance sheet, were accounts receivable from Chesapeake of $259,000 and accounts payable to Chesapeake of $376,000.

5.   Comprehensive Income (Loss)

Components of comprehensive income (loss) for the three-month and the six-month periods ended June 30, 2000 and 2001, are as follows:

                                                    Three months ended     Six months ended
                                                          June 30,             June 30,
                                                      2000       2001      2000        2001
                                                      ----       ----      ----        ----
Net income (loss)                                   $(1,170)   $  (767)   $(2,923)   $   454
Other comprehensive loss, net of tax:
      Transition adjustment upon adoption
         of SFAS No. 133 at January 1, 2001               -          -          -     (4,596)
      Reclassification adjustments -
         contract settlements                             -        596          -      2,008
      Change in the value of derivative contracts         -      1,022          -      2,752
                                                    ------------------    ------------------
Comprehensive income (loss)                         $(1,170)   $   851    $(2,923)   $   618
                                                    ==================    ==================

6.   Contingencies

In 1996, the Company's predecessor sold a natural gas and oil property located in Louisiana state waters in Plaquemines Parish. The property included several uneconomical wells for which the Company estimated the plugging and abandonment (P&A) obligation to be approximately $1,020,000. The purchaser provided a letter of credit and a bond totaling $420,000 to ensure funding of a portion of the P&A obligation. The P&A obligation would revert to the Company in the event the purchaser does not complete the required P&A activities. As a result, in connection with the sale, the Company recorded a contingent liability of $600,000, which is included in the accompanying consolidated balance sheets.


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

     We have entered into fixed price swaps for our natural gas production for July and August 2001 on 620,000 Mmbtu that provide that we will receive an average price of $3.57 per Mmbtu. For September and October 2001 we have purchased options to sell an aggregate of 310,000 Mmbtu at a floor price of $2.75 per Mmbtu. Using expected natural gas production rates for the third and fourth quarters of 2001, this hedged volume represents approximately 30% of our natural gas production through that period.

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

Results of Operations

     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30,
     2000

     Operating Revenues. Our operating revenues increased by $2.3 million, or 24% for the three months ended June 30, 2001, compared to the year earlier period. The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                             Three Months Ended
                                 June 30,
                                 --------         % Increase
                             2000        2001     (Decrease)
                             ----        ----     ----------
Natural gas and oil sales   $6,712      $7,403       10.3%
   (in thousands)
Production volumes:
   Natural gas (MMcf)        1,869       1,664      (11.0)
   Oil (Mbls)                   81          74       (8.3)
Average sales prices:
   Natural gas (per Mcf)    $ 2.48      $ 3.34       34.7
   Oil (per Bbl)            $25.66      $24.81       (3.3)

     Natural gas and oil sales. Our natural gas and oil revenues were higher in the second quarter of 2001 as compared to the second quarter of 2000 with a 10% decrease in production, and a 23% increase in realized prices, both on an Mcfe basis. Average daily production was 23 MMcfe in the second quarter of 2001 compared to 26 MMcfe during the second quarter of 2000, a decrease of 10%. For the second quarter of 2001, our natural gas production decreased by 11% and oil production decreased 8% compared to the second quarter of 2000. The average realized sales price for natural gas was $3.34 per Mcf for the quarter ended June 30, 2001, an increase of 35% compared to $2.48 per Mcf for the same quarter in 2000. The average realized oil price for the quarter ended June 30, 2001 was $24.81 per Bbl, a 3% decrease compared to $25.66 per Bbl for the quarter ended June 30, 2000.

     Natural Gas and Oil Production Tax Expense. Our natural gas and oil production taxes for the quarter ended June 30, 2001 were $647,000, a decrease of $55,000, or 8%, from $702,000 for the second quarter ended June 30, 2000. On a per unit of production basis, our production tax expense increased from $0.30 per Mcfe for the second quarter of 2000 to $0.31 per Mcfe for the second quarter of 2001.

     Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the quarter ended June 30, 2001 was $1.7 million, an increase of $432,000, or 35%, from the $1.2 million for the second quarter ended June 30, 2000. Natural gas and oil production expense was $0.80 per Mcfe for the second quarter of 2001, an increase of $0.27 per Mcfe, or 50%, from the $0.53 per Mcfe incurred for the second quarter of 2000. This increase was attributable to increased discretionary maintenance costs of $211,000, emergency repairs of two salt water disposal wells of $60,000 and settlements of disputes with outside operators of $161,000.

     Gathering System. Our gathering system revenue was $4.3 million for the three months ended June 2001, an increase of $1.6 million, or 59%, compared to the $2.7 million for the three months ended June 2000. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to the system to satisfy our obligation to Miami Valley Resources. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $3.4 million for the second quarter of 2001, and our gathering system operating margin was $0.8 million. For the three months ended June 2000 purchases from third parties and operating costs totaled $2.2 million and our gathering system operating margin was $516,000.

     Amortization and Depreciation Expense. Our amortization and depreciation expense of $2.5 million for the second quarter of 2001 decreased $218,000, or 8%, compared to the $2.7 million for the same period in 2000. On a per unit of production basis, our amortization and depreciation expenses was $1.19 per Mcfe for the 2001 quarter, an increase of 3% compared to the $1.16 per Mcfe for the 2000 quarter. This decrease is due primarily to decreased production in the 2001 period.

     General & Administrative Expense. For the quarter ended June 30, 2001 our general and administrative expense was $1.0 million, an increase of $239,000, or 31%, as compared with $778,000 for the 2000 period. This increase resulted from contributions to the employee 401(k) plan and bonuses paid to certain employees.

     Interest Expense. Our interest expense decreased by $57,000 to $3.7 million for the three months ended June 30, 2001 compared to $3.8 million for the comparable period of 2000. This decrease was attributable to lower effective interest rates on marginally lower average outstanding balances during the 2001 period.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of this acquisition.

     Net Loss. Due to the factors described above, we realized a net loss of $0.8 million for the second quarter of 2001 compared to a net loss of $1.2 million for the second quarter of 2000.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Operating Revenues. Our operating revenues increased by $9.0 million, or 49% for the six months ended June 30, 2001, compared to the year earlier period. The following table summarizes our natural gas and oil production, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                      Six Months Ended
                                          June 30,
                                          --------                 % Increase
                                    2000           2001            (Decrease)
                                    ----           ----            ----------
Natural gas and oil sales          $12,861        $17,185            33.6%
   (in thousands)
Production volumes:
   Natural gas (MMcf)                3,656          3,206           (12.3)
   Oil (Mbls)                          169            142           (15.8)
Average sales prices:
   Natural gas (per Mcf)             $2.36          $4.16            76.1
   Oil (per Bbl)                    $25.00         $27.02             8.1

     Natural gas and oil sales. Our natural gas and oil revenues were higher in the first six months of 2001 as compared to the same period of 2000 with a 54% increase in realized prices, offset by a 13% decrease in production, both on an Mcfe basis. Average daily production was 22.4 MMcfe in the first six months of 2001 compared to 25.7 MMcfe during the same period of 2000, a decrease of 13%. For the first half of 2001 our natural gas production decreased by 12% and oil production decreased 16% compared to the first half of 2000. The average realized sales price for our natural gas was $4.16 per Mcf for the first half of 2001, compared to $2.36 per Mcf for the same period in 2000, an increase of 76%. Our average realized oil price for the six months ended June 30, 2001 was $27.02 per Bbl, and for the six months ended June 30, 2000 was $25.00 per Bbl, an 8% increase.

     Natural Gas and Oil Production Tax Expense. Our natural gas and oil production taxes for the first six months of 2001 were $1.6 million, an increase of $551,000, or 52%, from the $1.1 million for the first six months of 2000. As a percentage of wellhead prices received, production taxes were 7.9% for the first six months of 2001 compared to 7.5% for the first six months of 2000.

     Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the first half of 2000 was $3.0 million, an increase of $440,000, or 17%, from the $2.5 million for the same period in 2001. Natural gas and oil production expense was $0.73 per Mcfe for the first half of 2001, an increase of $0.19 per Mcfe, or 35%, from the $0.54 per Mcfe incurred for the first half of 2000. This increase was attributable to increased discretionary maintenance costs of $211,000, emergency repairs of two salt water disposal wells of $60,000 and settlements of disputes with outside operators of $161,000 incurred during the second quarter of 2001.

     Gathering System. Our gathering system revenue was $10.2 million for the six months ended June 2001, an increase of $4.8 million, or 90%, compared to the six months ended June 2000. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to the system to satisfy that our obligation to Miami Valley Resources. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $8.0 million for the first half of 2001, and our gathering system operating margin was $2.2 million For the first half of 2000 our purchases from third parties and operating costs totaled $4.3 million and our gathering system operating margin was $1.1 million.

     Amortization and Depreciation Expense. Our amortization and depreciation expense of $4.9 million for the first half of 2001 decreased $734,000, or 13%, compared to $5.7 million for the same period in 2000, and was $1.22 per Mcfe for both the six months ended June 30, 2001, and six months ended June 30, 2000.

     Contract Termination and Severance Payments. During the first half of 2000 we incurred $337,000 of contract termination and severance payments related to the closing of our Midland, Texas operations office and our Oklahoma City accounting office. Accounting services formerly performed by our Oklahoma City office were outsourced.

     General & Administrative Expense. For the six months ended June 30, 2001, our general and administrative expense was $2.0 million, an increase of $219,000, or 13%, compared to the $1.7 million incurred for the same period in 2000. This increase resulted from contributions to the employee 401(k) plan and bonuses paid to certain employees which occurred during the second quarter of 2001.

     Interest Expense. Our interest expense decreased by $228,000 to $7.3 million for the six months ended June 30, 2001 compared to $7.6 million for the comparable period of 2000. This decrease during the 2001 period was attributable to marginally lower average outstanding indebtedness and lower effective interest rates.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in our providing for income taxes or credits after the date of the acquisition.

     Net Loss. Due to the factors described above, we realized net income of $454,000 for the six months ended June 30, 2001, compared to a net loss of $2.9 million in the first half of 2000.

Liquidity and Capital Resources

     As of June 30, 2001 we had cash and cash equivalents of $2.4 million and were fully drawn under the credit facility discussed below.

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

     As of June 30, 2001 we had $129.6 million ($130.6 million excluding the original issue discount) of indebtedness outstanding in addition to trade payables and other liabilities incurred in the ordinary course of business. This included $103 million of indebtedness under our 11 1/2% senior notes due 2008 issued in February 1998, $27.4 million of advances under our credit facility, and $0.2 million of other indebtedness. At June 30, 2001, due to covenants contained in the indenture governing our senior notes we could not incur any additional indebtedness for borrowed money.

     On May 9, 2001 we filed a registration statement with the Securities and Exchange Commission pursuant to which we plan to sell $75 million of our common stock in an underwritten public offering. If we successfully conclude this offering we intend to use the proceeds of the offering to pay down our credit facility and for general corporate purposes. We may also use a portion of the proceeds to purchase our outstanding 11 1/2% senior notes that may, from time to time, become available for purchase.

     Senior Notes. We have outstanding $103.0 million aggregate principal amount of unsecured, unsubordinated senior notes, which mature in February 2008. The notes were issued under an indenture with United States Trust Company of New York, as Trustee. The notes bear interest at an annual rate of 11 1/2%, payable semi-annually on each February 15 and August 15.

     Credit Facility. We have a $30.0 million secured credit facility that is subject to borrowing base restrictions and financial covenant limitations contained in the indenture governing our senior notes. On August 14, 2001 the Company and Foothill Capital Corporation agreed to amend the Credit Facility. The amendment when effective will waive the requirement that after the Company makes its August 15, 2001 interest payment on its Senior Notes that the Company have an aggregate $2 million of availability under the Credit Facility and available cash on hand, and waives the requirement, through August 31, 2001, that the Company have hedging agreements in place covering at least 25% of its projected production for the ensuing six-month period.

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

     o The credit facility contains a number of covenants including, among others, covenants limiting our ability to incur debt, make loans, create liens, pay dividends, make guarantees and investments, change our business, engage in transactions with affiliates, sell assets, enter into restrictive agreements, engage in sale leaseback transactions or new business and engage in mergers and acquisitions. The credit facility contains other usual and customary negative and affirmative covenants.

     o Borrowings under the credit facility are secured by liens on substantially all of our natural gas and oil properties and other assets.

The amount of credit available at any time under our credit facility may not exceed the borrowing base which is subject to redetermination at least semi-annually and which is based, in part, on changing expectations of future prices. Because of restrictions contained in the indenture governing our senior notes, at June 30, 2001 our maximum borrowing ability under our credit facility was $27.4 million.

     Net Cash Provided or Used in Operating Activities. For the three months ended June 30, 2001, net cash provided by our operating activities was $2.9 million compared to $3.8 million provided by our operating activities during the comparable period in 2000. For the first half of 2001 net cash provided by operating activities was $6.2 million compared to $3.2 million for the first half of 2000.

     Net Cash Provided or Used in Investing Activities. For the three months ended June 30, 2001, net cash used by us in our investing activities was $2.8 million, consisting primarily of payments for natural gas and oil properties and equipment. This compares with $1.7 million used in investing activities in 2000. For the first half of 2001 net cash used by us in our investing activities was $5.3 million, consisting primarily of payments for natural gas and oil properties and equipment. This compares to $1.3 million used in investing activities for the first half of 2000, involving sales of natural gas and oil operating rights for $1.7 million, offset by $3.0 million of capital expenditures. At current prices and without additional financing, we have budgeted $12.3 million for capital expenditures for the year 2001. We expect to use cash flow from operations and cash balances to fund these expenditures.

     Net Cash Provided or Used in Financing Activities. For the three months ended June 30, 2001, net cash provided by our financing activities was $221,000, consisting of loan draws on our credit facility of $665,000 and repayments of $446,000. For the first half of 2001 net cash provided by our financing activities was $2.0 million, consisting of loan draws on our credit facility $2.5 million and repayments of $508,000.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values The carrying value of our senior notes exceeded their fair value at December 31, 2000 by approximately $23.2 million and at June 30, 2001 by approximately $7.2 million based on quoted market prices.

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

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

The following exhibits are filed as a part of  this report:

Exhibit
Number       Description                                                        Method of filing
------       -----------                                                        ----------------
3.1        Registrant's Amended and Restated Certificate of                     (2)[3.1]
           Incorporation
3.2        Registrant's Amended and Restated Bylaws                             (2)[3.2]
4.1        Indenture dated as of February 24, 1998 among the Registrant,        (3)[4.1]
           as issuer, RB Operating Company and RLP Gulf States, L.L.C., as Subsidiary Guarantors, and United States Trust Company of
           New York, as trustee with respect  to 11 1/2% Senior Notes due
           2008
4.2        Form of 11 1/2% Senior Notes due 2008 (included in Exhibit 4.1)
4.3        Supplemental Indenture dated February 24, 1998 among  the            (3)[4.2]
             Registrant, the Subsidiary Guarantors, the Additional
           Guarantors and United States Trust Company of New York, as
           Trustee
4.4        Registrant's Amended and Restated Certificate of Incorporation       (filed as Exhibit 3.1)
4.5        Registrant's Amended and Restated Bylaws                             (filed as Exhibit 3.2)
10.1       RAM Energy, Inc. 1998 Stock Incentive Stock Option  Plan             (2)[10.4]
10.2       Special Severance Agreement between the Registrant and               (2)[10.5]
           William W. Talley II dated as of December 31, 1997
10.3**     Employment Agreement between the Registrant and Larry E. Lee         (2)[10.6]
           dated as of December 1, 2000
10.3.1**   Amendment to Employment Agreement between the Registrant             (4)[10.5]
           and Larry E. Lee
10.4**     Employment Agreement between the Registrant and John                 (4)[10.7]
           Longmire dated as of December 1, 2000
10.5**     Employment Agreement between the Registrant and Larry                (4)[10.8]
           Rampey dated as of December 1, 2000
10.6**     Employment Agreement between the Registrant and Drake                (4)[10.9]
           Smiley dated as of December 1, 2000
10.7**     Employment Agreement between the Registrant and                      (4)[10.6]
           William W. Talley II dated as of January 1, 2001
10.8**     Form of Registrant's Indemnity Agreement                             (2)[10.8]
10.9       Amended and Restated Loan and Security Agreement among               (5)[10.15]
           Registrant, as Borrower, Financial Institutions named therein and Foothill Capital Corporation, as Agent dated  December 27,
            (the "Credit Agreement")
10.10      Form of Amended and Restated Revolving Note under the
           Credit Agreement (included in Exhibit 10.9)
10.10.1    First Amendment to Amended and Restated Loan and                     (6)[10.10.1]
           Security Agreement
10.10.2    Second Amendment to Amended and Restated Loan and                    (6)[10.10.2]
           Security Agreement
10.10.3    Third Amendment to Amended and Restated Loan and                     (6)[10.10.3]
           Security Agreement
10.10.4    Form of Fourth Amendment to Amended and Restated Loan and            (1)
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

(6) Filed as an exhibit to the Registrant's Form 10-Q for the three months ended March 31, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.


     (b) Reports on Form 8K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RAM ENERGY, INC.
                                 (Registrant)

Date: August 14, 2001            By: LARRY E. LEE
                                     Larry E. Lee
                                     President and Chief Executive Officer

                                 By: JOHN M. LONGMIRE
                                     John M. Longmire
                                     Senior Vice President and
                                     Chief Financial Officer,
                                     Treasurer and Secretary

                                  EXHIBIT INDEX
Exhibit
No.      Description                                          Method of Filing
---      -----------                                          ----------------
3.1      Registrant's Amended and Restated            Incorporated herein by reference
         Certificate of Incorporation
3.2      Registrant's Amended and Restated            Incorporated herein by reference
         Bylaws
4.1      Indenture dated as of February 24,           Incorporated herein by reference
         1998 among the Registrant, as issuer,
         RB Operating Company and RLP Gulf
         States, L.L.C., as Subsidiary Guarantors,
         and United States Trust Company of New
         York, as trustee with respect to 11 1/2%
         Senior Notes due 2008
4.2      Form of 11 1/2% Senior Notes due 2008        Incorporated herein by reference
         (included in Exhibit 4.1)
4.3      Supplemental Indenture dated February        Incorporated herein by reference
         24, 1998 among the Registrant, the
         Subsidiary Guarantors, the Additional
         Guarantors and United States Trust
         Company of New York, as Trustee
4.4      Registrant's Amended and Restated            Incorporated herein by reference
         Certificate of Incorporation (filed as
         Exhibit 3.1)
4.5      Registrant's Amended and Restated            Incorporated herein by reference
         Bylaws (filed as Exhibit 3.2)
10.1     RAM Energy, Inc. 1998 Stock Incentive        Incorporated herein by reference
         Stock Option Plan
10.2     Special Severance Agreement between          Incorporated herein by reference
         the Registrant and William W. Talley II
         dated as of December 31, 1997
10.3     Employment Agreement between the             Incorporated herein by reference
         Registrant and Larry E. Lee dated as of
         December 1, 2000
10.3.1   Amendment to Employment Agreement            Incorporated herein by reference
         between the Registrant and Larry E. Lee
10.4     Employment Agreement between the             Incorporated herein by reference
         Registrant and John Longmire dated as of
         December 1, 2000
10.5     Employment Agreement between the             Incorporated herein by reference
         Registrant and Larry Rampey dated as of
         December 1, 2000
10.6     Employment Agreement between the             Incorporated herein by reference
         Registrant and Drake Smiley dated as of
         December 1, 2000
10.7     Employment Agreement between the             Incorporated herein by reference
         Registrant and William W. Talley II dated
         as of January 1, 2001
10.8     Form of Registrant's Indemnity               Incorporated herein by reference
         Agreement
10.9     Amended and Restated Loan and                Incorporated herein by reference
         Security Agreement among Registrant, as
         Borrower, Financial Institutions named
         therein and Foothill Capital Corporation,
         as Agent dated December 27, 2000 (the
         "Credit Agreement")
10.10    Form of Amended and Restated Revolving
         Note under the Credit Agreement (included
         in Exhibit 10.9)
10.10.1  First Amendment to Amended and               Incorporated herein by reference
         Restated Loan and Security Agreement
10.10.2  Second Amendment to Amended and              Incorporated herein by reference
         Restated Loan and Security Agreement
10.10.3  Third Amendment to Amended and               Incorporated herein by reference
         Restated Loan and Security Agreement
10.10.4  Form of Fourth Amendement to Amended and     Filed herewith electronically
         Restated Loan and Security Agreement
21       Subsidiaries of Registrant                   Incorporated herein by reference