Form 10-Q
period 2001-09-30
RAM ENERGY INC/OK
filed 2001-11-14
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

                        Commission File Number 333-42641

                                    RAM LOGO

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

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION........................................

              Consolidated Balance Sheets - December 31, 2000 and
              September 30, 2001 (unaudited)...............................

              Consolidated Statements of Operations - Three months and nine months ended September 30, 2000 and 2001 (unaudited).

              Consolidated Statements of Cash Flows - Three months and nine months ended September 30, 2000 and 2001 (unaudited).

              Notes to Consolidated Financial Statements (unaudited)........

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................

PART II.      OTHER INFORMATION.............................................

              Other Information.............................................

              Exhibits and Reports on Form 8-K..............................

SIGNATURES

                                RAM Energy, Inc.

                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                                                                   December 31,  September 30,
                                                                                       2000          2001
                                                                                   ------------ --------------
                                                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                       $     917    $     403
   Accounts receivable:
     Natural gas and oil sales                                                         5,316        3,448
     Joint interest operations, net of allowance for doubtful accounts of $532
       in 2000 and $532 in 2001                                                        1,691        1,049
     Related parties                                                                     207          286
     Other                                                                               381          198
   Prepaid expenses and deposits                                                         423          306
   Fair value of derivative contracts                                                      -          316
                                                                                   ---------    ---------
Total current assets                                                                   8,935        6,006

Properties and equipment, at cost:
   Natural gas and oil properties and equipment, based on full cost accounting       124,026      131,731
   Gathering and disposal systems                                                     39,677       39,715
   Other property and equipment                                                        4,294        4,347
                                                                                   ---------    ---------
                                                                                     167,997      175,793
   Less accumulated amortization and depreciation                                     49,088       55,862
                                                                                   ---------    ---------
Net properties and equipment                                                         118,909      119,931

Other assets:
   Deferred loan costs, net of accumulated amortization of $1,583 in 2000 and
     $1,988 in 2001                                                                    1,084          678
   Deferred offering costs, net of accumulated amortization of $1,281 in 2000
     and $1,634 in 2001                                                                3,203        2,851
   Other                                                                                 705          332
                                                                                   ---------    ---------
Total assets                                                                       $ 132,836    $ 129,798
                                                                                   =========    =========

Liabilities and stockholders' deficiency Current liabilities:
   Accounts payable:
     Trade                                                                         $   4,369    $   4,103
     Natural gas and oil proceeds due others                                           5,842        5,936
     Related parties                                                                       -          970
   Accrued liabilities:
     Compensation                                                                        876          156
     Interest                                                                          4,493        1,593
     Other                                                                               228           53
   Gas balancing liability                                                               639          639
   Long-term debt due within one year                                                    154          135
                                                                                   ---------    ---------
Total current liabilities                                                             16,601       13,585

Gas balancing and other liabilities not expected to be settled within one year         3,539        3,138

Long-term debt due after one year                                                    127,426      129,826
Deferred income taxes                                                                  8,768        7,997
Commitments and contingencies                                                            600          600

Stockholders' deficiency:
   Preferred stock, $.01 par value; authorized -- 5,000,000 shares; none issued
   -- Common stock, $.01 par value; authorized -- 15,000,000 shares; issued and
     outstanding -- 2,727,000 shares                                                      27           27
   Paid-in capital                                                                        16           16
   Accumulated other comprehensive income                                                  -          196
   Accumulated deficit                                                               (24,141)     (25,587)
                                                                                   ---------    ---------
Stockholders' deficiency                                                             (24,098)     (25,348)
                                                                                   ---------    ---------
Total liabilities and stockholders' deficiency                                     $ 132,836    $ 129,798
                                                                                   =========    =========

See accompanying notes.

                                RAM Energy, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)
              (Dollars in Thousands, Except for Per Share Amounts)
                                                         Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                         2000           2001          2000            2001
                                                    --------------------------    --------------------------
Operating revenues:
   Natural gas and oil sales                        $     7,180    $     5,354    $    20,041    $    22,539
   Gathering systems                                      2,705          2,881          8,077         13,093
   Other                                                     48             13            265             87
                                                    -----------    -----------    -----------    -----------
Total operating revenues                                  9,933          8,248         28,383         35,719

Operating expenses:
   Natural gas and oil production taxes                     778            378          1,840          1,991
   Natural gas and oil production expenses                1,268          1,327          3,800          4,299
   Gathering system purchases                             2,158          2,281          6,262         10,036
   Gathering system operations                              111            173            323            389
   Amortization and depreciation                          2,715          2,728          8,390          7,669
   Contract termination and severance payments                -              -            337              -
   General and administrative, overhead and other
     expenses, net of operator's overhead fees              777            642          2,521          2,605
                                                    -----------    -----------    -----------    -----------
Total operating expenses                                  7,807          7,529         23,473         26,989
                                                    -----------    -----------    -----------    -----------
Operating income                                          2,126            719          4,910          8,730

Other income (expense):
   Interest expense                                      (4,085)        (3,817)       (11,655)       (11,159)
   Interest income                                           50             24            122             93
                                                    -----------    -----------    -----------    -----------
Loss before income taxes                                 (1,909)        (3,074)        (6,623)        (2,336)

Income tax provision (benefit)                             (759)        (1,174)        (2,550)          (890)
                                                    -----------    -----------    -----------    -----------
Net (loss) before extraordinary items               $    (1,150)   $    (1,900)   $    (4,073)   $    (1,446)
  Extraordinary gain on purchase of Senior Notes
     (less applicable income taxes of $562)                 916              -            916              -
                                                    -----------    -----------    -----------    -----------
Net loss                                            $      (234)   $    (1,900)   $    (3,157)   $    (1,446)
                                                    ===========    ===========    ===========    ===========

Net income (loss) per share-- basic and diluted
   Loss before extraordinary item                   $     (0.42)   $     (0.70)   $     (1.49)   $     (0.53)
   Extraordinary item                                      0.33              -            .33              -
                                                    -----------    -----------    -----------    -----------
Net loss                                            $     (0.09)   $     (0.70)   $     (1.16)   $     (0.53)
                                                    ===========    ===========    ===========    ===========

Weighted average shares outstanding                   2,727,000      2,727,000      2,727,000      2,727,000
                                                    ===========    ===========    ===========    ===========

See accompanying notes.

                                RAM Energy, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)
                                                     Three months ended     Nine months ended
                                                        September 30,          September 30,
                                                       2000       2001       2000        2001
                                                     --------------------  ---------------------
Cash flows from operating activities
Net loss                                              $  (234)   $(1,900)   $(3,157)   $(1,446)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Extraordinary gain on retirement of debt, net      (916)         -       (916)         -
     Amortization of Senior Notes discount included
       in interest expense                                 40         40        118        118
     Amortization and depreciation:
       Natural gas and oil properties and equipment     1,900      1,846      5,975      5,173
       Gathering and disposal systems                     488        488      1,463      1,464
       Senior Notes fees                                  115        117        350        353
       Credit facility fees                               135        135        405        405
       Deferred registration costs                          -         75          -         75
       Other property and equipment                        77         67        197        199
     Provision for doubtful accounts receivable             -          -         12          -
     Deferred income taxes                               (759)    (1,174)    (2,550)      (890)
     Cash provided (used) by changes in operating
       assets and liabilities:
         Prepaid expenses and deposits                     45         (5)       187        117
         Accounts receivable                           (1,974)     1,563     (1,767)     2,614
         Accounts payable                               1,590      2,083      3,504      1,224
         Accrued liabilities and other                 (4,521)    (2,207)    (4,037)    (1,734)
         Gas balancing liability                         (199)       (91)      (812)      (401)
                                                      -------    -------    -------    -------
Total adjustments                                      (3,979)     2,937      2,129      8,717
                                                      -------    -------    -------    -------
Net cash provided (used) by operating activities       (4,213)     1,037     (1,028)     7,271

Cash flows from investing activities
Payments for natural gas and oil properties and
   equipment                                           (1,175)    (2,660)    (4,272)    (7,818)
Proceeds from sales of natural gas and oil
   properties and equipment                               981          -      2,730         72
Payments for other property and equipment                (306)       (13)      (390)      (118)
Payments for gathering and disposal systems               (19)       (24)       (32)       (38)
Payments for other assets                                   -          -          -        (85)
Proceeds from sales of other assets                         9          -        141          -
                                                      -------    -------    -------    -------
Net cash used in investing activities                    (510)    (2,697)    (1,823)    (7,987)

Cash flows from financing activities
Principal payments on long-term debt                   (1,030)      (349)    (2,861)      (857)
Proceeds from borrowings on long-term debt              5,381          -      7,897      1,059
Payments for loan origination fees                          -          -        (47)         -
Payments for purchase of Senior Notes                  (3,303)         -     (3,303)         -
                                                      -------    -------    -------    -------
Net cash provided (used) by financing activities        1,048       (349)     1,686        202
                                                      -------    -------    -------    -------
decrease in cash and cash equivalents                  (3,675)    (2,009)    (1,165)      (514)

Cash and cash equivalents at beginning of period        4,385      2,412      1,875        917
                                                      -------    -------    -------    -------
Cash and cash equivalents at end of period            $   710    $   403    $   710    $   403
                                                      =======    =======    =======    =======

Disclosures of noncash financing activities
Accrued interest added to principal balance of
   Foothill credit facility                           $     -    $   622    $     -    $ 2,061
                                                      =======    =======    =======    =======

See accompanying notes.

                                RAM Energy, Inc.

              Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Organization, and Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the financial position at September 30, 2001 and the results of operations and cash flows of RAM Energy, Inc. (the Company) for the three-month and nine-month periods ended September 30, 2000 and 2001. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Certain reclassifications have been made to the prior period statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

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

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations and in October 2001, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144; however, at this time does not believe the impact of these standards will be material to the Company's financial condition or results of operations.

2.   Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 2000 and September 30, 2001, by approximately $23.2 million and $16.5 million, respectively, based on quoted market prices.

3.   Related Party Transactions

Effective April 2001, Carmen Acquisition Corp., an affiliate of Chesapeake Energy Corp. (Chesapeake), acquired 49.5% of the Company's outstanding stock from two of the Company's former shareholders. A substantial portion of the Company's gathering system purchases are from Chesapeake. For the nine months ended September 30, 2000 and 2001, gathering system purchases from Chesapeake were $2.6 million and $4.7 million, respectively. In addition, at September 30, 2001, the Company's related party accounts receivable and accounts payable in the accompanying balance sheet included accounts receivable from Chesapeake of $231,000 and accounts payable to Chesapeake of $970,000.

4.   Comprehensive Income (Loss)

Components of comprehensive income (loss) for the three-month and the nine-month periods ended September 30, 2000 and 2001, are as follows:

                                                   Three months ended    Nine months ended
                                                      September 30,        September 30,
                                                     2000      2001       2000       2001
                                                   -------------------   -------------------
Net income (loss)                                  $  (234)   $(1,900)   $(3,157)   $(1,446)
Other comprehensive loss, net of tax:
     Transition adjustment upon adoption of SFAS
       No. 133 at January 1, 2001                        -          -          -     (4,596)
     Reclassification adjustments - contract
       settlements                                       -       (256)         -      1,752
     Change in the value of derivative contracts         -        288          -      3,040
                                                   -------    -------    -------    -------
Comprehensive income (loss)                        $  (234)   $(1,868)   $(3,157)   $(1,250)
                                                   =======    =======    =======    =======

5. Contingencies

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

6. Subsequent Events

On October 31, 2001, the Company entered into an agreement in principle with Carmen Acquisition Corp., a wholly owned subsidiary of Chesapeake Energy Corporation, providing for our proposed merger with Carmen Acquisition on or before December 31, 2001. If the merger transaction is finalized, the shareholders (other than Carmen Acquisition) will receive a combination of promissory notes and Chesapeake common stock. This transaction is subject to the negotiation and execution of a mutually satisfactory definitive agreement and customary closing conditions. Following the execution of a definitive agreement for the merger, Carmen Acquisition will have the right to designate two members of the Company's Board of Directors.

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

     We have entered into forward sale contracts for our natural gas production for October and November 2001 on 610,000 Mmbtu that provide that we will receive an average price of $2.25 per Mmbtu. For October 2001 and December 2001 and January 2002 we have purchased options to sell an aggregate of 335,000 Mmbtu at a floor price of $2.59 per Mmbtu.

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

Results of Operations

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Operating Revenues. Our operating revenues decreased by $1.7 million, or 17% for the three months ended September 30, 2001, compared to the year earlier period. The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                    Three Months Ended
                                      September 30,
                                     ---------------   % Increase
                                      2000     2001    (Decrease)
                                     ------   ------    -------
         Natural gas and oil sales   $7,180   $5,354    (25.4)
            (in thousands)
         Production volumes:
            Natural gas (MMcf)        1,714    1,510    (11.9)
            Oil (Mbls)                   68       68     (0.0)
         Average sales prices:
            Natural gas (per Mcf)    $ 3.04   $ 2.48    (18.3)
            Oil (per Bbl)            $28.90   $23.74    (17.8)

     Natural gas and oil sales. Our natural gas and oil revenues were lower in the third quarter of 2001 as compared to the third quarter of 2000 with a 10% decrease in production, and a 17% decrease in realized prices, both on an Mcfe basis. Average daily production was 21 MMcfe in the third quarter of 2001 compared to 23 MMcfe during the third quarter of 2000, a decrease of 10%. For the third quarter of 2001, our natural gas production decreased by 12% and oil production was unchanged compared to the third quarter of 2000. The average realized sales price for natural gas was $2.48 per Mcf for the quarter ended September 30, 2001, a decrease of 18% compared to $3.04 per Mcf for the same quarter in 2000. The average realized oil price for the quarter ended September 30, 2001 was $23.74 per Bbl, an 18% decrease compared to $28.90 per Bbl for the quarter ended September 30, 2000.

     Natural Gas and Oil Production Tax Expense. Our natural gas and oil production taxes for the quarter ended September 30, 2001 were $378,000, a decrease of $400,000, or 51%, from $778,000 for the quarter ended September 30, 2000. As a percentage of wellhead prices received, production taxes were 7.1% for the quarter ended September 30, 2001 compared to 10.8% for the quarter ended September 30, 2000.

     Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the quarter ended September 30, 2001 was $1.327 million, an increase of $59,000, or 5%, from the $1.268 million for the quarter ended September
30, 2000. Natural gas and oil production expense was $0.69 per Mcfe for the third quarter of 2001, an increase of $0.09 per Mcfe, or 16%, from the $0.60 per Mcfe incurred for the third quarter of 2000.

     Gathering System. Our gathering system revenue was $2.9 million for the three months ended September 30, 2001, an increase of $176,000, or 7%, compared to the $2.7 million for the three months ended September 30, 2000. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to the system to satisfy our obligation to Miami Valley Resources. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $2.5 million for the third quarter of 2001, and our gathering system operating margin was $427,000. For the three months ended September 2000 purchases from third parties and operating costs totaled $2.3 million and our gathering system operating margin was $436,000.

     Amortization and Depreciation Expense. Our amortization and depreciation expense of $2.7 million for the third quarter of 2001 was unchanged compared to the $2.7 million for the same period in 2000. On a per unit of production basis, our amortization and depreciation expense was $1.42 per Mcfe for the 2001 quarter, an increase of 11% compared to the $1.28 per Mcfe for the 2000 quarter. This increase is due primarily to decreased production and a higher amortization base in the 2001 period.

     General & Administrative Expense. For the quarter ended September 30, 2001 our general and administrative expense was $642,000, a decrease of $135,000, or 17%, as compared with $777,000 for the 2000 period. This decrease resulted from higher overhead reimbursements and other cost-saving measures.

      Interest Expense. Our interest expense decreased by $268,000 to $3.8 million for the three months ended September 30, 2001 compared to $4.1 million for the comparable period of 2000. This decrease was attributable to lower effective interest rates on lower average outstanding balances during the 2001 period.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of this acquisition.

      Net Loss. Due to the factors described above, we realized a net loss of $1.9 million for the third quarter of 2001 compared to a net loss of $234,000 for the third quarter of 2000.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Operating Revenues. Our operating revenues increased by $7.3 million, or 26% for the nine months ended September 30, 2001, compared to the year earlier period. The following table summarizes our natural gas and oil production, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                   Nine Months Ended
                                     September 30,
                                   -----------------   % Increase
                                     2000      2001   (Decrease)
                                   -------   -------   -------
       Natural gas and oil sales   $20,041   $22,539     12.5
          (in thousands)
       Production volumes:
          Natural gas (MMcf)         5,370     4,716    (12.2)
          Oil (Mbls)                   237       210    (11.3)
       Average sales prices:
          Natural gas (per Mcf)    $  2.58   $  3.62     40.4
          Oil (per Bbl)            $ 26.12   $ 25.96     (0.6)

     Natural gas and oil sales. Our natural gas and oil revenues were higher in the first nine months of 2001 as compared to the same period of 2000 with a 28% increase in realized prices, offset by a 12% decrease in production, both on an Mcfe basis. Average daily production was 21.9 MMcfe in the first nine months of 2001 compared to 24.8 MMcfe during the same period of 2000, a decrease of 12%. For the first nine months of 2001 our natural gas production decreased by 12% and oil production decreased 11% compared to the first nine months of 2000. The average realized sales price for our natural gas was $3.62 per Mcf for the first nine months of 2001, compared to $2.58 per Mcf for the same period in 2000, an increase of 40%. Our average realized oil price for the nine months ended September 30, 2001 was $25.96 per Bbl, and for the nine months ended September 30, 2000 was $26.12 per Bbl, a 1% decrease.

     Natural Gas and Oil Production Tax Expense. Our natural gas and oil production taxes for the first nine months of 2001 were $2.0 million, an increase of $151,000, or 8%, from the $1.8 million for the first nine months of 2000. As a percentage of wellhead prices received, production taxes were 8.8% for the first nine months of 2001 compared to 9.2% for the first nine months of 2000.

     Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the first nine months of 2000 was $4.3 million, an increase of $500,000, or 13%, from the $3.8 million for the same period in 2001. Natural gas and oil production expense was $0.72 per Mcfe for the first nine months of 2001, an increase of $0.16 per Mcfe, or 28%, from the $0.56 per Mcfe incurred for the first nine months of 2000. This increase was attributable to increased discretionary maintenance costs of $211,000, emergency repairs of two salt water disposal wells of $60,000 and settlements of disputes with outside operators of $161,000 incurred during the second quarter of 2001.

     Gathering System. Our gathering system revenue was $13.1 million for the nine months ended September 30, 2001, an increase of $5.0 million, or 62%, compared to the nine months ended September 30, 2000. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to the system to satisfy that our obligation to Miami Valley Resources. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $10.4 million for the first nine months of 2001, and our gathering system operating margin was $2.7 million For the first nine months of 2000 our purchases from third parties and operating costs totaled $6.6 million and our gathering system operating margin was $1.5 million.

     Amortization and Depreciation Expense. Our amortization and depreciation expense of $7.7 million for the first nine months of 2001 decreased $721,000, or 9%, compared to $8.4 million for the same period in 2000, and was $1.28 per Mcfe for the nine months ended September 30, 2001, compared to $1.24 per Mcfe for the nine months ended September 30, 2000.

     Contract Termination and Severance Payments. During the first nine months of 2000 we incurred $337,000 of contract termination and severance payments related to the closing of our Midland, Texas operations office and our Oklahoma City accounting office. Accounting services formerly performed by our Oklahoma City office were outsourced.

     General & Administrative Expense. For the nine months ended September 30, 2001, our general and administrative expense was $2.6 million, an increase of $84,000, or 3%, compared to the $2.5 million incurred for the same period in 2000.

      Interest Expense. Our interest expense decreased by $496,000 to $11.2 million for the nine months ended September 30, 2001 compared to $11.7 million for the comparable period of 2000. This decrease during the 2001 period was attributable to lower average outstanding indebtedness and lower effective interest rates.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in our providing for income taxes or credits after the date of the acquisition.

      Net Loss. Due to the factors described above, we realized a net loss of $1.4 million for the nine months ended September 30, 2001, compared to a net loss of $3.2 million in the first nine months of 2000.

Liquidity and Capital Resources

     As of September 30, 2001 we had cash and cash equivalents of $403,000 and were fully drawn under the credit facility discussed below.

     On October 31, 2001, we entered into an agreement in principle with Carmen Acquisition Corp., a wholly owned subsidiary of Chesapeake Energy Corporation, providing for our proposed merger with Carmen Acquisition on or before December 31, 2001. If the merger transaction is finalized, our shareholders (other than Carmen Acquisition) will receive a combination of promissory notes and Chesapeake common stock. This transaction is subject to the negotiation and execution of a mutually satisfactory definitive agreement and customary closing conditions. Following the execution of a definitive agreement for the merger, Carmen Acquisition will have the right to designate two members of our Board of Directors.

     On May 9, 2001 we filed a registration statement with the Securities and Exchange Commission pursuant to which we intended to sell $75 million of our common stock in an underwritten public offering. On November 6, 2001 this registration statement was withdrawn.

     As of September 30, 2001 we had $130.0 million ($131.0 million excluding the original issue discount) of indebtedness outstanding in addition to trade payables and other liabilities incurred in the ordinary course of business. This included $103 million of indebtedness under our 11 1/2% senior notes due 2008 issued in February 1998, $27.7 million of advances under our credit facility, and $0.3 million of other indebtedness. At September 30, 2001, due to covenants contained in the indenture governing our senior notes we could not incur any additional indebtedness for borrowed money.

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

The amount of credit available at any time under our credit facility may not exceed the borrowing base which is subject to redetermination at least semi-annually and which is based, in part, on changing expectations of future prices. Because of restrictions contained in the indenture governing our senior notes, at September 30, 2001 our maximum borrowing ability under our credit facility was $27.7 million.

     Net Cash Provided or Used in Operating Activities. For the three months ended September 30, 2001, net cash provided by our operating activities was $1.0 million compared to $4.2 million used by our operating activities during the comparable period in 2000. For the first nine months of 2001 net cash provided by operating activities was $7.3 million compared to $1.0 million used by our operating activities for the first nine months of 2000.

    Net Cash Provided or Used in Investing Activities. For the three months ended September 30, 2001, net cash used by us in our investing activities was $2.7 million, consisting primarily of payments for natural gas and oil properties and equipment. This compares with $0.5 million used in investing activities in 2000. For the first nine months of 2001 net cash used by us in our investing activities was $8.0 million, consisting primarily of payments for natural gas and oil properties and equipment. This compares to $1.8 million used in investing activities for the first nine months of 2000, involving sales of natural gas and oil operating rights for $1.7 million, sales of natural gas and oil properties of $1.0 million, offset by $4.5 million of capital expenditures.

     Net Cash Provided or Used in Financing Activities. For the three months ended September 30, 2001, net cash used by our financing activities was $349,000, consisting primarily of net loan payments on our credit facility. For the first nine months of 2001 net cash provided by our financing activities was $202,000, consisting primarily of net loan draws on our credit facility.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of our senior notes exceeded their fair value at December 31, 2000 by approximately $23.2 million and at September 30, 2001 by approximately $16.5 million based on quoted market prices.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Material Events

     The Registrant has entered into an agreement in principle with Carmen Acquisition Corp. ("Carmen"), a wholly owned subsidiary of Chesapeake Energy Corporation ("Chesapeake") which, if finalized, will result in the merger of the Registrant with Carmen.

     If the merger transaction is finalized, shareholders of the Registrant (other than Carmen) will receive a combination of promissory notes and Chesapeake common stock.

     The proposed transaction is subject to the negotiation and execution of a mutually satisfactory definitive agreement and customary closing conditions. Following the execution of a definitive merger agreement, Carmen will have the right to designate two members of the Registrant's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

The following exhibits are filed as a part of this report:

Exhibit
Number  Description                                                     Method of filing
------- -------------------------------------------------------------   ----------------
3.1     Registrant's Amended and Restated Certificate of                (2)[3.1]
        Incorporation
3.2     Registrant's Amended and Restated Bylaws                        (2)[3.2]
4.1     Indenture dated as of February 24, 1998 among the Registrant,   (3)[4.1]
        as issuer, RB Operating Company and RLP Gulf States, L.L.C., as Subsidiary Guarantors, and United States Trust Company of
        New York, as trustee with respect  to 11 1/2% Senior Notes due
        2008
4.2     Form of 11 1/2% Senior Notes due 2008 (included in Exhibit 4.1)
4.3     Supplemental Indenture dated February 24, 1998 among the        (3)[4.2]
        Registrant, the Subsidiary Guarantors, the Additional
        Guarantors and United States Trust Company of New York, as
        Trustee
4.4     Registrant's Amended and Restated Certificate of Incorporation  (filed as Exhibit 3.1)
4.5     Registrant's Amended and Restated Bylaws                        (filed as Exhibit 3.2)
10.1    RAM Energy, Inc. 1998 Stock Incentive Stock Option Plan         (2)[10.4]
10.2    Special Severance Agreement between the Registrant and          (2)[10.5]
        William W. Talley II dated as of December 31, 1997
10.3**  Employment Agreement between the Registrant and Larry E. Lee    (2)[10.6]
        dated as of December 1, 2000
10.3.1**Amendment to Employment Agreement between the Registrant        (4)[10.5]
        and Larry E. Lee
10.4**  Employment Agreement between the Registrant and John            (4)[10.7]
        Longmire dated as of December 1, 2000
10.5**  Employment Agreement between the Registrant and Larry           (4)[10.8]
        Rampey dated as of December 1, 2000
10.6**  Employment Agreement between the Registrant and Drake           (4)[10.9]
        Smiley dated as of December 1, 2000
10.7**  Employment Agreement between the Registrant and                 (4)[10.6]
        William W. Talley II dated as of January 1, 2001
10.8**  Form of Registrant's Indemnity Agreement                        (2)[10.8]
10.9    Amended and Restated Loan and Security Agreement among          (5)[10.15]
        Registrant, as Borrower, Financial Institutions named therein and Foothill Capital Corporation, as Agent dated December 27,
        (the "Credit Agreement")
10.10   Form of Amended and Restated Revolving Note under the
        Credit Agreement (included in Exhibit 10.9)
10.10.1 First Amendment to Amended and Restated Loan and                (6)[10.10.1]
        Security Agreement
10.10.2 Third Amendment to Amended and Restated Loan and                (6)[10.10.2]
        Security Agreement
10.10.3 Third Amendment to Amended and Restated Loan and                (6)[10.10.3]
        Security Agreement
10.10.4 Fourth Amendment to Amended and Restated Loan and               (7)[10.10.4]
        Security Agreement
21      Subsidiaries of Registrant                                      (4)[21]
_________________________

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

(7) Filed as an exhibit to the Registrant's Form 10-Q for the three months ended June 30, 2001 as the exhibit number indicated in brackets and incorporated by reference herein.

     (b)  Reports on Form 8K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RAM ENERGY, INC.
                             (Registrant)

Date: November 14, 2001
                             By: LARRY E. LEE
                                 Larry E. Lee
                                 President and Chief Executive Officer

                             By: JOHN M. LONGMIRE
                                 John M. Longmire
                                 Senior Vice President and
                                 Chief Financial Officer,
                                 Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
No.       Description                                   Method of Filing
-------   -----------                                   -----------------
3.1       Registrant's Amended and Restated             Incorporated herein by reference
          Certificate of Incorporation
3.2       Registrant's Amended and Restated             Incorporated herein by reference
          Bylaws
4.1       Indenture dated as of February 24,            Incorporated herein by reference
          1998 among the Registrant, as issuer,
          RB Operating Company and RLP Gulf
          States, L.L.C., as Subsidiary Guarantors,
          and United States Trust Company of New
          York, as trustee with respect to 11 1/2%
          Senior Notes due 2008
4.2       Form of 11 1/2% Senior Notes due 2008         Incorporated herein by reference
          (included in Exhibit 4.1)
4.3       Supplemental Indenture dated February         Incorporated herein by reference
          24, 1998 among the Registrant, the
          Subsidiary Guarantors, the Additional
          Guarantors and United States Trust
          Company of New York, as Trustee
4.4       Registrant's Amended and Restated             Incorporated herein by reference
          Certificate of Incorporation (filed as
          Exhibit 3.1)
4.5       Registrant's Amended and Restated             Incorporated herein by reference
          Bylaws (filed as Exhibit 3.2)
10.1      RAM Energy, Inc. 1998 Stock Incentive         Incorporated herein by reference
          Stock Option Plan
10.2      Special Severance Agreement between           Incorporated herein by reference
          the Registrant and William W. Talley II
          dated as of December 31, 1997
10.3      Employment Agreement between the              Incorporated herein by reference
          Registrant and Larry E. Lee dated as of
          December 1, 2000
10.3.1    Amendment to Employment Agreement             Incorporated herein by reference
          between the Registrant and Larry E. Lee
10.4      Employment Agreement between the              Incorporated herein by reference
          Registrant and John Longmire dated as of
          December 1, 2000
10.5      Employment Agreement between the              Incorporated herein by reference
          Registrant and Larry Rampey dated as of
          December 1, 2000
10.6      Employment Agreement between the              Incorporated herein by reference
          Registrant and Drake Smiley dated as of
          December 1, 2000
10.7      Employment Agreement between the              Incorporated herein by reference
          Registrant and William W. Talley II dated
          as of January 1, 2001
10.8      Form of Registrant's Indemnity                Incorporated herein by reference
          Agreement
10.9      Amended and Restated Loan and                 Incorporated herein by reference
          Security Agreement among Registrant, as
          Borrower, Financial Institutions named
          therein and Foothill Capital Corporation,
          as Agent dated December 27, 2000 (the
          "Credit Agreement")
10.10     Form of Amended and Restated Revolving
          Note under the Credit Agreement (included
          in Exhibit 10.9)
10.10.1   First Amendment to Amended and                Incorporated herein by reference
          Restated Loan and Security Agreement
10.10.2   Third Amendment to Amended and                Incorporated herein by reference
          Restated Loan and Security Agreement
10.10.3   Third Amendment to Amended and                Incorporated herein by reference
          Restated Loan and Security Agreement
10.10.4   Fourth Amendment to Amended and               Incorporated herein by reference
          Restated Loan and Security Agreement
21        Subsidiaries of Registrant                    Incorporated herein by reference