Form 10-K
period 2001-12-31
RAM ENERGY INC/OK
filed 2002-04-01
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2001

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

                                 YES X   NO _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. _____

     As of March 31, 2002, there were outstanding 2,727,000 shares of the registrant's common stock, $.01 par value per share. The common stock is privately held by affiliates of the registrant.

     Documents incorporated by reference: None

                                RAM ENERGY, INC.

                           Annual Report on Form 10-K
                      for the Year Ended December 31, 2001

                                Table of Contents

          Item Number Page

                                     PART I

1    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
2    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
3    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .
4    Submission of Matters to a Vote of Security Holders . . . . . . . . . . .

                                     PART II

5    Market for Registrant's Common Equity and Related Matters   . . . . . . .
6    Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . .
7    Management's Discussion and Analysis of Financial Condition and
         Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .
7A   Quantitative and Qualitative Disclosure About Market Risk   . . . . . . .
8    Financial Statements and Supplementary Data   . . . . . . . . . . . . . .
9    Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .

                                    PART III

10   Directors and Executive Officers of Registrant  . . . . . . . . . . . . .
11   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . .
12   Security Ownership of Certain Beneficial Owners and Management  . . . . .
13   Certain Relationships and Related Transactions  . . . . . . . . . . . . .

                                     PART IV

14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . .

                                  ATTACHMENT I

8    Audited Financial Statements . . . . . . . . . . . . . . . . . . . .Last

                                     PART I

Item 1   Business

General

RAM Energy, Inc. is an independent, natural gas-focused company engaged in the exploration and production of natural gas and oil properties and the ownership and operation of a natural gas and oil pipeline system in northwest Oklahoma. Our core operating areas are the Permian Basin, Gulf Coast and Mid-Continent regions, where we have been active since 1987. Our management team has extensive technical and operating expertise in all areas of our geographic focus. From 1989 to November 1996, we primarily developed and operated natural gas and oil properties owned jointly with a limited partnership in which we and one of our affiliates were the general partners and an institutional investor was the sole limited partner. We acquired all of the partnership's natural gas and oil properties and other assets in November 1996. In February 1998, as part of our acquisition of Carlton Resources, Inc., we acquired natural gas and oil properties and a natural gas and oil pipeline. In 1999, we expanded our strategy to include exploration activities. Effective December 1, 2001, we sold to Carmen Acquisition Corp. a substantial number of our producing and non-producing natural gas and oil properties located in Oklahoma, Texas and New Mexico for $76.0 million. The sale involved approximately 86 Bcfe of proved reserves, of which approximately 27 Bcfe were undeveloped reserves. This sale included substantially all of our natural gas and oil properties in the Deep Anadarko
Basin of southwest Oklahoma and northwest Texas and the Anadarko Shelf of western Oklahoma and the Texas panhandle, and a portion of our natural gas and oil properties in the Permian Basin area of west Texas and southeastern New Mexico. As a result of this sale, we have changed the focus of our business to accelerate our exploration program and expand our natural gas and oil pipeline system. This report includes our drilling results and production information with respect to our interests in the natural gas and oil properties that we sold to Carmen Acquisition until the effective date of sale.

At December 31, 2001, our estimated net proved reserves were 46.9 Bcfe, of which 76% were natural gas, with a PV-10 Value of approximately $40.5 million before income taxes. Our proved developed reserves comprised 67% of our total reserves, and our reserve life for total proved reserves was approximately 16 years. At December 31, 2001, we operated 127 wells, representing approximately 60% of our PV-10 Value. In addition to our proved reserves, our wholly owned subsidiary, Great Plains Pipeline Company (formerly known as Magic Circle Energy Corporation), owns and operates a 182-mile natural gas and oil pipeline system and saltwater disposal operation located in the Anadarko Shelf area in Oklahoma. Our pipeline system generated approximately $2.9 million of cash flow from third parties during 2001.

Through our Great Plains pipeline system, we purchase natural gas and oil at the well head and transport the production, with associated saltwater, to a collection and separation facility that we operate. From this point, the natural gas is delivered to a processing and compression facility operated by a third party operator. After processing, gas volumes are returned to us and sold into a variety of delivery points. Oil purchasing and saltwater disposal comprise an integrated operation whereby oil and saltwater are gathered at the lease and subsequently measured and transported to a central facility through the liquids gathering line. Upon separation, the oil is aggregated and sold at a central sales point to a number of crude purchasers, and the saltwater is disposed into our saltwater disposal well.

Until 1998, we had grown principally through our acquisitions of producing properties and the further development of these acquired properties. We have acquired approximately $242.0 million of natural gas and oil properties since 1989. Since 1998, we have grown primarily through drilling of new wells. From 1989 through December 31, 2001, we drilled or participated in the drilling of 359 natural gas and oil wells with a 92% success rate. Since 1996, our historical average finding cost from all sources has been $ 0.79 per Mcfe including revisions of previous estimates. While we believe there are substantial additional acquisition, development and exploitation opportunities in our core areas, we intend to give greater emphasis to our exploration activities, including the acquisition of 2-D and 3-D seismic data, the internal generation of exploratory prospects and participation in exploratory drilling prospects generated by industry partners.

In 2001, we drilled 17 wells with a success ratio of 82%. In addition, during 2001 we increased our proved reserves by 3.0 Bcfe, including revisions. For the year ended December 31, 2001, we had EBITDA of $14.7 million, or $1.99 per Mcfe, excluding the gain from our sale of natural gas and oil properties to Carmen Acquisition Corp. Also in 2001, we acquired leasehold acreage on internally generated exploration prospects. We currently have identified four exploration prospects on which we have acquired leasehold acreage and intend to drill all four of these prospects in 2002.

We participated in 5 exploration projects in 2001; of these 3 were successful, 1 was a dry hole and 1 is still being evaluated. We intend to participate in the drilling of at least 4 new exploration projects in 2002.

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

Strategy

Our primary goal is to enhance stockholder value by finding and developing natural gas and oil reserves, increasing the value of our natural gas and oil pipeline system and reducing our indebtedness. Key elements of our strategy include the following:

     o Exploration Project Development. We are strongly committed to increasing our emphasis on exploration. We intend to participate in the drilling of at least 4 new exploration projects in 2002. We will continue to acquire, review and analyze 2D and 3D seismic data, and our experienced technical staff will continue to generate exploratory projects and evaluate opportunities proposed by third parties.

     o Expand Our Natural Gas and Oil Pipeline System. We will seek to expand our Great Plains pipeline system by connecting additional wells to increase the volume of natural gas and oil flowing through the system. We have identified a number of natural gas wells scheduled to be drilled this year and a large number of existing wells in our area of service that we have targeted for connection to our pipeline system. We believe that our pipeline's ability to transport oil and saltwater, in addition to natural gas, gives us a competitive edge over the pipelines that move only natural gas.

     o Develop and Exploit Existing Natural Gas and Oil Properties. We have identified numerous infill drilling, recompletion and workover opportunities on our properties through year-end 2003. We plan to selectively pursue these relatively lower-risk development activities.

     o Complete Selective Natural Gas and Oil Acquisitions. The members of our staff have many years of experience in acquiring and exploiting natural gas and oil properties in our core areas. Where feasible, we will seek additional acquisitions of producing properties that will provide us with opportunities for reserve additions and increased cash flow through operating improvements, production enhancement and additional development and exploratory drilling.

Our Strengths:

     o Natural gas focus. At year-end 2001, approximately 76% of our proved reserves were natural gas. We will continue our focus on natural gas properties and prospects. We believe that the economics of natural gas are more favorable than oil.

     o Strong management and technical staff. Our management and technical staff possess many years of experience in the natural gas and oil industry, substantially all of which has been focused on operations in our two core areas. We believe that the knowledge, experience and expertise of our staff will continue to support our efforts to enhance stockholder value.

     o Drilling success rate. Since 1989, we have drilled or participated in the drilling of 359 natural gas and oil wells with a 92% success rate, most of which were development wells in our core areas. Because of our increased emphasis on exploration, in future periods, we expect our overall success rate to decline.

     o Great Plains pipeline system. Our Great Plains pipeline system is a 182-mile natural gas and oil pipeline system and saltwater disposal operation. As the owner and operator of this system, we purchase production from third parties at the wellhead, transport that production through our system and sell it at a price in excess of our cost. Our ownership of this system provides us with an asset that generates cash flow irrespective of fluctuations in prices for natural gas and oil.

     o Operating control. We currently are the operator of wells that represent 61% of our PV-10 Value, which allows us to control capital allocation and expenses, and the timing of additional development and exploitation of our producing properties.

Recent Events

Sale to Carmen Acquisition. Effective December 1, 2001, we sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of our producing and non-producing natural gas and oil properties located in 17 counties in Oklahoma, Texas and New Mexico. The base purchase price of $76.0 million was paid 85% in cash and 15% by the surrender of approximately $11.1 million principal amount of our 11 1/2% senior notes due 2008. The sale included approximately 86 Bcfe of proved reserves as of December 1, 2001, including approximately 27 Bcfe of undeveloped reserves. At the time of the sale, Carmen Acquisition owned 49.5% of our outstanding common stock. Immediately following the sale, Carmen Acquisition sold all of our common stock owned by it to our two principal shareholders, Larry E. Lee and William W. Talley II. As a result of this sale, Messrs. Lee and Talley own all of our outstanding common stock.

At the closing, $7.5 million of the purchase price was deposited in escrow to secure post-closing claims for title and environmental defects and other matters. As of March 31, 2002, we have received approximately $3.0 million out of the escrow account. Under the terms of the Asset Purchase Agreement governing the sale, the final date for reconciling claims against the escrow account is April 3, 2002.

Our properties sold to Carmen Acquisition included all of the properties that were subject to volumetric production payment in favor of a unit of Duke Energy Corporation, and Carmen Acquisition assumed all obligations under the production payment from and after the effective date of the sale.

Proceeds of the sale to Carmen Acquisition, net of transaction costs, were used to fully repay our senior secured credit facility with Foothill Capital Corporation and to obtain a release of all mortgages and other liens securing that facility, to reduce our working capital deficit and to provide additional capital to fund our exploration and development activities.

     Summary Historical and Pro Forma Consolidated Financial and Other Data

The following table sets forth:

     o certain historical consolidated financial and other data for us for the year ended December 31, 2001; and

     o certain pro forma financial and other data for the year ended December 31, 2001.

We derived our summary historical consolidated financial data for the year ended December 31, 2001 from our audited consolidated financial statements included elsewhere in this report. The pro forma results of operations for the year ended December 31, 2001 give pro forma effect to our sale of certain of our natural gas and oil properties to Carmen Acquisition Corp. as if such sale had been completed and the proceeds from such sale had been applied as of January 1, 2001.

The summary pro forma consolidated financial data are based on currently available information and assumptions that we believe are reasonable. The summary pro forma consolidated financial data do not purport to represent what our results of operations would have been if the pro forma transactions had been completed on the dates and for the periods indicated, nor do they purport to indicate our future results of operations. You should read the summary pro forma consolidated financial data in conjunction with "Selected Consolidated Financial and Other Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and related notes that we include elsewhere in this report.

                      (This space left blank intentionally)

                                                   Year Ended December 31, 2001
                                                   ----------------------------
                                                        Actual       Pro Forma
                                                        ------       ---------
Operating Statement Data:           (in thousands, except for per share amounts)

Operating Revenues:
  Natural gas and oil sales                          $    25,404    $    10,900
  Pipeline system (1)                                     15,602         19,117
  Other                                                      210            210
                                                     -----------    -----------
         Total operating revenues                         41,216         30,227
Operating Expenses:
  Natural gas and oil production taxes                     2,755            872
  Natural gas and oil production expense                   5,975          2,910
  Pipeline system (1)                                     12,716         16,231
  Amortization and depreciation                            9,766          5,087
  Contract termination and severance payments              1,104             --
  General and administrative (2)                           4,061          5,173
                                                     -----------    -----------
         Total operating expenses                         36,377         30,273
                                                     -----------    -----------
  Operating income (loss)                                  4,839            (46)
Other income (expense)
  Gain on sales of natural gas and oil properties         17,320             --
  Interest expense (3)                                   (14,514)       (10,827)
  Interest income (4)                                        104            104
                                                     -----------    -----------
Income (loss) before income
    taxes and extraordinary items                          7,749        (10,769)
  Income tax (benefit)                                     2,900         (5,075)
                                                     -----------    -----------
Income (loss) before extraordinary items                   4,849         (5,694)
  Extraordinary items (net of applicable taxes)           (1,098)            --
                                                     -----------    -----------
Net income (loss)                                    $     3,751    $    (5,694)
                                                     ===========    ===========
Net Income (loss) per share - basic and diluted
  Income (loss)  before extraordinary items          $      1.78    $     (2.09)
                                                     ===========    ===========
  Extraordinary items                                $     (0.40)            --
                                                     ===========    ===========
Net income  (loss)                                   $      1.38    $     (2.09)
                                                     ===========    ===========
Weighted average shares outstanding                    2,727,000      2,727,000

                      (This space left blank intentionally)

                                             Year Ended December 31, 2001
                                        -------------------------------------
Operating Data:                             Actual                  Pro Forma
                                            ------                  ---------
Production volumes:
  Natural gas (MMcf)                         5,817                    1,396
  Oil and condensate (MBbls)                   261                      160
  Total (MMcfe)                              7,388                    2,359
Average realized prices: (5)
  Natural gas (per Mcf)                      $3.28                    $4.98
  Oil and condensate (per Bbl)              $24.09                   $24.57
  Per Mcfe                                   $3.44                    $4.62
Expenses (per Mcfe):
  Natural gas  and oil production taxes      $0.37                    $0.37
  Natural gas and oil production             $0.81                    $1.23
     expense
  Amortization and                           $1.32                    $2.16
     depreciation
  General and administrative                 $0.55                    $2.19

---------------

(1) Prior to sale of natural gas and oil properties owned by us and connected to the pipeline system, inter-company purchases from these properties were eliminated from both the revenues and costs of the pipeline system, and reported as natural gas and oil sales. The increases in revenue and costs of the pipeline system shown in the Pro Forma column are the result of this inter-company elimination not being required.

(2) The change in General and Administrative expenses is the result of reduced costs due to staff reductions of $528,000, and increased costs due to the loss of Overhead Income from third parties that is recorded as a reduction of General and Administrative expense.

(3)  The  change  in   interest   expense  is  the  result  of  the  receipt  of
     approximately $11.1 million of 11-1/2% Senior Notes due 2008 and the pay-off of the Credit Facility in the approximate amount of $25.4 million.

(4) Gives no effect to additional interest income on pro forma beginning cash balance of $27.0 million.

(5) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reorganization of Certain Subsidiaries. In connection with the sale of our properties to Carmen Acquisition, we dissolved the wholly-owned limited partnership that owned our pipeline system and certain of our natural gas and oil properties. All of the oil and gas properties that had been owned by the dissolved limited partnership and its partners were either sold to Carmen Acquisition or distributed to RAM Energy. The pipeline system was distributed to and is now owned by and operated as the sole asset of our subsidiary, Great Plains Pipeline Company.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our natural gas and oil production, prices and costs attributable to all natural gas and oil properties owned by us for the periods shown. Average realized prices reflect the actual realized prices received by us, including the results of our hedging activities.

                                                       Year Ended December 31,
                                                       -----------------------
     Operating Data:                              1999           2000            2001
                                                  ----           ----            ----
     Production volumes:
                 Natural gas (MMcf)              8,283          6,661           5,817
                 Oil and condensate (MBbls)        362            295             262
                 Total (MMcfe)                  10,456          8,430           7,388
     Average realized prices: (1)
                 Natural gas (per Mcf)           $2.08          $2.64           $3.28
                 Oil and condensate (per Bbl)    16.13          27.38           24.09
                 Per Mcfe                         2.21           3.04            3.44
     Expenses (per Mcfe):
                 Natural gas and oil
                      production taxes            0.19           0.33            0.37
                 Natural gas and oil
                      production expense          0.56           0.59            0.81
                 Amortization and
                      depreciation                1.24           1.20            1.32
                 General and administrative       0.42           0.40            0.55

---------------

(1) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of December 31, 2001. Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

                                       Gross            Net
                                       -----            ---
     Natural gas                        108              29
     Oil                                752             137
                                        ---             ---
              Total                     860             166
                                        ===             ===

Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of December 31, 2001:

                                      Gross             Net
                                      -----             ---
     Developed                       59,268           17,392
     Undeveloped                     44,298           12,177
                                    -------           ------
            Total                   103,566           29,569
                                    =======           ======

Approximately 85% of our net acreage was located in our core areas as of December 31, 2001. Our undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil , regardless of whether or not such acreage is held by production or contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres.

Drilling Activities

During the periods indicated, we drilled or participated in drilling the following wells.

                                1999             2000                2001
                        ----------------   -----------------   ----------------
Development wells:       Gross      Net      Gross     Net      Gross     Net
                        -------  -------   --------  -------   -------  -------
      Productive            19     2.40         20     4.30        11     1.91
      Non-productive        --       --          1      .02         2     0.37
Exploratory wells:
      Productive            --       --          1      .19         2      .93
      Non-productive        --       --          7     2.24         2     1.19
                        -------  -------   --------  -------   -------  -------
             Total          19     2.40         29     6.75        17     4.40
                        =======  =======   ========  =======   =======  =======

Natural Gas and Oil Marketing and Hedging

Our natural gas and oil production is sold primarily under market sensitive or spot price contracts. The revenues received by us from the sale of natural gas liquids are included in crude oil sales. We utilize "keep whole" contracts in which the Btu content of the natural gas liquids is added to the natural gas proceeds. During the year ended December 31, 2001, three purchasers accounted for approximately 69% of our natural gas and oil sales and one customer accounted for approximately 79% of our pipeline system revenue. We believe there are numerous other companies available to purchase our crude oil and natural gas and that the loss of any or all of these purchasers would not materially affect our ability to sell crude oil and natural gas.

To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, we periodically utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. We have not established hedges in excess of our expected production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At December 31, 2001, we had no hedging contracts in place. For the year ended December 31, 2001, our hedging strategies covered natural gas only and reduced our realized gas prices by $0.47 per Mcf.

We have only limited involvement with derivative financial instruments, as defined in Statement of Financial Accounting Standards, or SFAS, No. 133 "Accounting for Derivative Instruments and Hedging Activities" and do not use them for trading purposes. Our objective is to hedge a portion of our exposure to price volatility from producing natural gas and oil. These arrangements expose us to credit risk of our counterparties and to basis risk.

Recent Accounting Pronouncements

A description of recent accounting pronouncements is contained in the footnotes to the audited consolidated financial statements.

Employees

As of December 31, 2001, we had 39 employees, six of whom were administrative, accounting or financial personnel and 33 of whom were technical and operations personnel. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Item 2   Properties

Principal Natural Gas and Oil Properties and Reserves

We own and operate numerous natural gas and oil properties, with our proved reserves being located primarily in two core areas: the Permian Basin of west Texas and southeastern New Mexico and the Gulf Coast Area of southern Louisiana and Mississippi. Our natural gas and oil properties located in our two core areas represented approximately 76% of our PV-10 Value as of December 31, 2001.

At December 31, 2001, we operated 127 productive wells and owned non-operated interests in 733 productive wells. Our interests in the wells we operate represented approximately 61% of our PV-10 Value at December 31, 2001.

In the following table, we present information regarding our natural gas and oil reserves, including reserves in our two core areas, as of December 31, 2001.

            Net Proved Reserves for Principal Oil and Gas Properties
                                                         Gas         % of Total
                               Oil         Gas         Equivalent       PV-10
     Area                    (MBbls)      (MMcf)         (Mmcfe)        Value
     ----                    -------      ------         -------      ------
     Permian Basin             1220       17,870         25,192         50.0%
     Gulf Coast                  62       10,468         10,837         25.7
     Other                      620        7,151         10,872         24.3
                              -----       ------         ------        -----
     Total proved reserves    1,902       35,488         46,900        100.0%
                              =====       ======         ======        =====

Permian Basin. Our properties in the Permian Basin area accounted for approximately 50% of our PV-10 Value at December 31, 2001. The Permian Basin area is located in West Texas and Southeastern New Mexico. In this core area, we own an interest in 41 natural gas and oil producing wells which we operate and 525 natural gas and oil producing wells operated by others. During the year ended December 31, 2001, we successfully drilled or participated in the drilling of one gross natural gas and oil well in this core area. In addition, during 2001 we successfully recompleted three wells in this core area. During 2001, our total net daily production from the Permian Basin area averaged approximately 3,178 Mcfe. The majority of our production in this core area is from the Canyon, Delaware and Strawn formations, from depths of 5,000 feet to 8,000 feet. Our principal fields in the Permian Basin area are the SCB and the Vinegarone Fields. We have identified 25 workover and recompletion opportunities, along with 24 infill drilling locations and three exploratory prospects in the Permian Basin area. At December 31, 2001, approximately 83% of the PV-10 Value of our proved, undeveloped reserves were in the Permian Basin area.

Gulf Coast. Our properties in the Gulf Coast area accounted for approximately 26% of our PV-10 Value at December 31, 2001. The Gulf Coast area is located in south Louisiana and Mississippi. In this core area, we own and operate an interest in 30 natural gas and oil producing wells. We also own interests in 15 natural gas and oil producing wells operated by others. During the year ended December 31, 2001, we participated in the drilling of one successful natural gas well in this core area. During 2001, our total net daily production from the Gulf Coast area averaged approximately 1,390 Mcfe. The majority of our production in this core area is from the Camerina and Margunilina formations, from depths of 9,000 feet to 11,000 feet. Our principal field in the Gulf Coast area is the Egan Field. We have identified 16 workover and recompletion opportunities, no infill drilling locations and one potential exploratory prospect in the Gulf Coast area. At December 31, 2001, none of the PV-10 Value of our proved, undeveloped reserves were in the Gulf Cost area For 2001, we have scheduled the recompletion of four wells, and the drilling of one exploratory well in the Gulf Coast area.

Natural Gas and Oil Reserves

The following table summarizes the estimates of our historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for our natural gas and oil properties as of December 31, 1999, 2000 and 2001 were prepared by Garb Grubbs Harris & Associates (formerly Forrest A. Garb & Associates, Inc.).

In the following table, PV-10 Value represents the present value of estimated future net revenues before income tax discounted at 10%, using prices in effect at the end of the respective periods presented and excluding the effects of hedging activities. In accordance with applicable requirements of the Securities and Exchange Commission, estimates of our proved reserves and future net revenues are made using applicable location differentials from published year-end spot natural gas and oil sales prices and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). The spot prices used in calculating PV-10 Value as of December 31, 2001 were $2.72 per Mcf of natural gas and $19.78 per Bbl of oil, compared to spot prices used as of December 31, 2000 of $9.98 per Mcf of natural gas and $23.75 per Bbl of oil. The prices at which we sell natural gas are determined on the first day of each month for the entire month.

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

In general, the volume of production from natural gas and oil properties declines as reserves are depleted. Except to the extent that we acquire properties containing proved reserves or conduct successful exploration and development activities, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent upon our level of success in finding or acquiring additional reserves.

     Reserve Data:                                            December 31,
                                         --------------------------------------------
                                             1999              2000              2001
                                             ----              ----              ----
     Proved developed reserves:
        Natural gas (MMcf)                 68,134            83,018            22,089
        Oil & condensate (MBbls)            2,901             3,158             1,556
           Total (MMcfe)                   85,541           101,967            31,427
        PV-10 Value (in thousands)       $ 76,100          $341,459          $ 30,297
     Proved reserves:
       Natural gas (MMcf)                 101,764           117,919            35,488
       Oil & condensate (MBbls)             3,606             3,891             1,902
          Total (MMcfe)                   123,401           141,264            46,900
       PV-10 Value (in thousands)        $ 92,611          $470,556          $ 40,491
       Spot $/Mcf                        $   2.07          $   9.98          $   2.72
       Spot $/Bbl                        $  22.76          $  23.75          $  19.78

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

Regulation

General. Various aspects of our natural gas and oil operations are subject to extensive and continually changing regulation, as legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and gas industry and its individual members.

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

Environmental. Our natural gas and oil operations are subject to pervasive federal, state, and local laws and regulations concerning the protection and preservation of the environment (e.g., ambient air, and surface and subsurface soils and waters), human health, worker safety, natural resources, and wildlife. These laws and regulations affect virtually every aspect of our natural gas and oil operations, including its exploration for, and production, storage, treatment, and transportation of, hydrocarbons and the disposal of wastes generated in connection with those activities. These laws and regulations increase our costs of planning, designing, drilling, installing, operating, and abandoning oil and gas wells and appurtenant properties, such as gathering systems, pipelines, and storage, treatment and salt water disposal facilities.

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

We cannot predict what effect future environmental legislation and regulation will have upon our natural gas and oil operations. The possible legislative reclassification of certain wastes generated in connection with oil and gas operations as "hazardous wastes" would have a significant impact on our operating costs , as well as the oil and gas industry in general. The cost of compliance with more stringent environmental laws and regulations, or the more vigorous administration and enforcement of those laws and regulations, could result in material expenditures by us to remove, acquire, modify, and install equipment, store and dispose of wastes, remediate facilities, employ additional personnel, and implement systems to ensure compliance with those laws and regulations. These accumulative expenditures could have a material adverse effect upon our profitability and future capital expenditures.

Regulation of Natural Gas and Oil Exploration and Production. Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and gas can be produced from our properties.

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

Item 4  Submission of Matters to a Vote of Security Holders

By written consent in lieu of meeting dated December 12, 2001, our shareholders re-elected Dr. William W. Talley II as a Class I Director for a term of three years and ratified the appointment of Ernst & Young as the Company's independent auditors for 2001.

                                     PART II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market for our common stock. As of March 31, 2002, there were two record holders of the common stock. We sold no equity securities during the three years ended December 31, 2001. On July 1, 1998 we granted to a person who was neither a director, officer nor employee of the Company options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $7.33 per share. The person to whom the options were granted is an "accredited investor" as that term is defined in Regulation D promulgated under the Securities Act. We relied on the exemption from registration provided by Regulation D.

Item 6  Selected Financial Data

The following tables set forth certain of our historical consolidated financial data with respect to each of the five years ended December 31, 2001 which have been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto included in Item 8.

We define EBITDA as earnings before interest income, interest expense, income taxes, depreciation and amortization, writedown of related oil and gas properties and equipment, extraordinary items and equity in loss of affiliates. EBITDA is not a measure of cash flow as determined by generally accepted accounting principles. EBITDA should not be considered as an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principals or as an indicator of a company's operating performance or liquidity. We believe that EBITDA is a widely followed measure of operating performance and may also be used by investors to measure our ability to meet future debt service requirements, if any.

In February 1998, we acquired Carlton Resources. Effective December 1, 2001, we sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of our producing and non-producing natural gas and oil properties located in 17 counties in Oklahoma, Texas and New Mexico. These transactions affect the comparability of the historical operating data for the period and the data are not necessarily indicative of our future performance.

                      (This space left blank intentionally)

                                                                          Year Ended December 31,
                                                       --------------------------------------------------------
                                                         1997        1998        1999        2000        2001
                                                         ----        ----        ----        ----        ----
Operating Statement Data:                                    (in thousands, except for per share amounts)
Operating Revenues:
      Oil and gas sales                                $ 23,737    $ 25,839    $ 23,085    $ 25,641    $ 25,404
      Pipeline system                                         -       6,123       9,198      14,100      15,602
      Other                                                  79         354         827         294         210
                                                       --------    --------    --------    --------    --------
              Total operating revenues                   23,816      32,316      33,110      40,035      41,216
Operating Expenses:
      Natural gas and oil production taxes                1,713       2,026       1,967       2,762       2,755
      Natural gas and oil production expense              5,056       6,607       5,826       4,994       5,975
      Pipeline system                                         -       4,716       7,035      10,851      12,716
      Amortization and depreciation                       8,692      13,713      12,964      10,091       9,766
      Contract termination and severance                      -           -           -       1,221       1,401
      General and administrative                          4,467       3,517       4,437       3,353       4,061
                                                       --------    --------    --------    --------    --------
              Total operating expenses                   19,928      30,579      32,229      33,272      36,377
      Operating income                                    3,888       1,737         881       6,763       4,839
Other income (expense):
      Gain on sale of natural gas and oil properties          -           -           -           -      17,320
      Interest expense                                   (5,159)    (13,197)    (14,623)    (15,455)    (14,514)
      Interest income                                        83         356         169         148         104
      Equity in loss of affiliate                             -        (693)     (1,307)          -
                                                       --------    --------    --------    --------    --------
Income (loss) before income
              taxes and extraordinary items              (1,188)    (11,797)    (14,880)    ( 8,544)      7,749
      Income tax provision (benefit)                          -      (4,200)     (5,650)     (3,200)      2,900
                                                       --------    --------    --------    --------    --------
Income (loss) before extraordinary items                 (1,188)     (7,597)     (9,230)     (5,344)      4,849
      Extraordinary items                                     -       1,140           -         916      (1,098)
                                                       --------    --------    --------    --------    --------
Net income (loss)                                      $ (1,188)   $ (6,457)   $ (9,230)   $ (4,428)   $  3,751
                                                       ========    ========    ========    ========    ========
Per Share Amounts:
      Income(loss) before extraordinary items          $  (0.44)   $  (2.79)   $  (3.38)   $  (1.96)   $   1.78
      Extraordinary items                                     -        0.42           -        0.34       (0.40)
                                                       --------    --------    --------    --------    --------
      Net income(loss)                                 $  (0.44)   $  (2.37)   $  (3.38)   $  (1.62)   $   1.38
                                                       ========    ========    ========    ========    ========
Weighted average common shares
      outstanding (in thousands)                          2,727       2,727       2,727       2,727       2,727
                                                       ========    ========    ========    ========    ========

                                                                         Year Ended December 31,
                                                  ------------------------------------------------------------
                                                     1997         1998         1999         2000         2001
                                                     ----         ----         ----         ----         ----
                                                                   (in thousands, except for ratios)
Balance Sheet Data:
        Cash and cash equivalents                 $   1,248    $   8,603    $   1,875    $     917    $  19,874
        Net property and equipment                   60,574      134,274      122,687      118,909       65,478

        Total assets                                 69,727      156,451      135,797      132,836       98,322
        Long-term debt, including
              current portion                        62,225      131,789      129,356      127,580       91,400
        Stockholders' deficit                        (3,983)     (10,440)     (19,670)     (24,098)     (20,347)

Other Financial Data:

              EBITDA                              $  12,580    $  15,450    $  13,845    $  16,854    $  32,029
              Interest expense                       (5,159)     (13,197)     (14,623)     (15,455)     (14,514)
              Working capital changes and other       1,301        7,280       (5,190)       4,549      (16,700)
                                                  ---------    ---------    ---------    ---------    ---------
        Cash flows from:
              Operating activities                $   8,722    $   9,533    $  (5,968)   $   5,948    $   2,240
              Investing activities                   (8,202)     (66,607)      (2,269)      (4,845)      44,520
              Financing activities                     (879)      64,429        1,509       (2,061)     (27,803)

        Capital expenditures:
              Acquisitions                               --       48,111           --           --           --
              Investments                                --        2,000           --           --           --
              Development drilling                   17,642       17,972        3,625        4,464        8,844
              Exploration                                --           --          860        2,421        2,200
              Pipeline system                            --          184          438           54          136
              Other                                     343          652          480          826          169
                                                  ---------    ---------    ---------    ---------    ---------
                      Total capital expenditures     17,985       68,919        5.403        7,765       11,349

    Operating Data:                                                         Year Ended December 31,
                                                        -------------------------------------------------------------
                                                             1997         1998         1999         2000         2001
                                                        ---------    ---------    ---------    ---------    ---------
    Production volumes:
               Natural gas (MMcf)                           6,686        8,795        8,283        6,661        5,817
               Oil and condensate (MBbls)                     467          520          362          295          262
               Total (MMcfe)                                9,486       11,916       10,456        8,430        7,388
    Average realized prices (1):
               Natural gas (per Mcf)                    $    2.36    $    2.24    $    2.08    $    2.64    $    3.28
               Oil and condensate (per Bbl)                 17.08        11.81        16.13        27.37        24.09
               Per Mcfe                                      2.50         2.17         2.21         3.04         3.44
    Expenses (per Mcfe):
               Natural gas and oil production taxes          0.18         0.17         0.19         0.33         0.37
               Natural gas and oil production expense        0.53         0.55         0.56         0.59         0.81
               Amortization and depreciation                 0.92         1.15         1.24         1.20         1.32
               General and administrative                    0.47         0.30         0.42         0.40         0.55
---------------

(1) Reflects the actual realized prices received by the Company, including the results of the Company's hedging activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Quarterly Financial Data (unaudited) (in thousands, except for per share amounts)
Three Months Ended                                March 31,   June 30,  September 30, December 31,
                                                  ---------   --------  ------------- ------------
Year Ended December 31, 2001
Operating revenues                                $ 15,766    $ 11,705    $  8,248    $  5,497
Operating income (loss)                              5,570       2,441         719      (3,891)
Net income (loss) before extraordinary items         1,221        (767)     (1,900)      6,295
Net income (loss) per share - basic and diluted
     before extraordinary items                   $   0.45    $  (0.28)   $  (0.70)   $   2.31
Net income (loss)                                 $  1,221    $   (767)   $ (1,900)   $  5,197

Year Ended December 31, 2000

Operating revenues                                $  9,014    $  9,436    $  9,933    $ 11,652
Operating income                                       946       1,838       2,126       1,853
Net income (loss) before extraordinary items        (1,753)     (1,170)     (1,150)     (1,271)
Net income (loss) per share - basic and diluted
     before extraordinary items                   $  (0.64)   $  (0.43)   $  (0.42)   $  (0.47)
Net income (loss)                                   (1,753)     (1,170)       (234)     (1,271)

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent oil and gas Company engaged in the acquisition, exploration and development of oil and gas properties and the production of oil and gas. Our oil and gas properties are located primarily in the Permian Basin of west Texas and New Mexico, and on-shore Louisiana and Mississippi. We also operate a natural gas and oil pipeline and salt water disposal system in Oklahoma.

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

In February 1998, we acquired Carlton Resources for approximately $41.6 million. In this acquisition we acquired proved reserves and a 182-mile pipeline system.

In 1998, in connection with our purchase for $6.5 million of a one-half interest in certain proved undeveloped natural gas and oil properties, we made a $2.0 million investment in RVC Energy, Inc. RVC Energy then acquired the remaining one-half interest in the same proved undeveloped properties in which we had acquired interests, as well as other producing properties and the stock of another oil and gas company. We were designated as the operator of most of the properties owned directly or indirectly by RVC Energy. In 1999, RVC Energy's properties were sold to satisfy its indebtedness, and we wrote off our remaining $1.3 million investment in RVC.

Effective December 1, 2001, we sold 86 Bcfe of our proved reserves to Carmen Acquisition Corp., an affiliate of Chesapeake Energy Corporation, for $76.0 million in a combination of cash and a surrender of approximately $11.1 million principal amount of our 11 1/2% senior notes due 2008. The natural gas reserves that we sold included certain reserves that were subject to a volumetric production payment in favor of Duke Energy. All our obligations to Duke Energy under the volumetric production payment were assumed by Carmen Acquisition . We used a portion of the net proceeds from the sale to fully repay our senior secured credit facility.

Critical Accounting Policies

Our revenue, profitability and cash flow are directly impacted by prevailing prices for natural gas and oil and the volumes of natural gas and oil we produce. In addition, our proved reserves and the rates of our natural gas and oil production will decline as natural gas and oil are produced unless we are successful in acquiring additional producing properties or conducting successful exploration and development drilling activities. The Company follows the entitlements method of accounting for natural gas and oil sales.

We periodically utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At December 31, 2001, we had no hedging contracts in place. For the year ended December 31, 2001, our hedging strategies covered natural gas only and reduced our realized gas prices by $0.47 per Mcf.

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

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Operating Revenues. Our operating revenues increased by $1.2 million, or 3% for the year ended December 31, 2001 compared to the same period in 2000. An increase of $1.5 million in the revenues of our gathering system primarily accounts for the increase in 2001 compared to 2000.

Natural Gas and Oil Sales. The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our oil and gas operating revenues, for the periods indicated:

                                  Year ended
                                 December 31,
                                --------------    % Increase
                                2000      2001    (Decrease)
                                ----      ----    ----------
Natural gas and oil sales     $25,641   $25,404   (  1.0) %
    (in thousands)
Production volumes:
      Natural gas (MMcf)        6,661     5,817   ( 12.7) %
      Oil (MBbls)                 295       262   ( 11.1) %
Average sale prices:
      Natural gas (per Mcf)   $  2.64   $  3.28     24.4  %
      Oil (per Bbl)             27.38     24.09   ( 12.0) %

Our oil and gas sales were lower during 2001 compared to 2000 as a result of a 13% increase in realized prices, offset by a 12% decrease in production, both on an Mcfe basis. Our average daily production was 20.2 MMcfe in 2001 compared to
23.0 MMcfe for 2000. Our natural gas production decreased by 13% and oil production decreased by 11% for the comparable periods. We realized an average sales price for natural gas of $3.28 per Mcf for 2001, compared to $2.64 per Mcf for 2000, an increase of 24%. Our average realized sales price for oil for 2001 was $24.09 per Bbl, compared to $27.38 per Bbl for 2000, a 12% decrease.

Our natural gas sales are computed net of gains or losses from fixed-price swaps for physical deliveries during the reporting period. Our natural gas sales were reduced by $2.7 million (or $0.47 per Mcf) from these transactions in 2001 compared to $6.1 million in decreases (or $0.92 per Mcf) for 2000.

Pipeline System. Our pipeline system revenue was $15.6 million for the year ended December 31, 2001, compared to $14.1 million for 2000, an increase of $1.5 million, or 11%.

We are obligated to deliver 10,000 Mmbtu's per day at the tailgate of the system, and we purchase natural gas from wells connected to the system to satisfy that obligation. In addition, we purchase and re-sell oil and dispose of salt water.

Our third party purchases and system operating costs were $12.7 million for the year of 2001, compared to $10.9 million for 2000, an increase of $1.9 million, or 17%.

Volumes of gas, oil, and water disposed were unchanged for 2001 compared to 2000; higher prices account for the increases in both revenues and costs. The operating margin of the system decreased $363,000 (or 11%) to $2.9 million for the year 2001 compared to $3.2 million for the year 2000.

Natural gas and Oil Production Taxes. Our natural gas and oil production taxes were the same amount for the year ended December 31, 2001, compared to the year of 2000. On an Mcfe basis, our natural gas and oil production taxes increased to $0.37 per Mcfe for the year 2001, compared to $0.33 for the year 2000. This increase was caused by prior year adjustments submitted by outside operators and a provision for non-collectibility of production tax credits recorded in prior years.

Natural Gas and Oil Production Expense. Our natural gas and oil production expense decreased by $1.0 million, or 20%, for the year ended December 31, 2001, compared to the same period in 2000. Our natural gas and oil production expense was $0.81 per Mcfe for 2001, a 37% increase from $0.59 per Mcfe compared to 2000. This increase was due to increased costs to maintain production, settlement of prior years' charges from outside operators, and plugging of two salt water disposal wells during the year 2001 compared to costs incurred for the year 2000.

Amortization and Depreciation Expense. Our amortization and depreciation expense decreased by $325,000, or 3% for 2001 compared to 2000, and was $1.32 per Mcfe for 2001, an increase of $0.17, or 10% compared to the $1.20 per Mcfe for the year 2000.

Contract Termination and Severance. As a result of the expiration of employment agreements with our three senior vice-presidents, we recorded $730,000 in contract terminations. Due the sale of a substantial number of our natural gas and oil properties, we reduced our office staff and recorded $374,000 in severance pay relating to these terminations. During 2000, we closed our Oklahoma City accounting office and our Midland, Texas operations office. Severance pay and other costs incidental to these office closings totaled
$337,000. In December 2000, we terminated the severance agreement with the Chairman of the Board and entered into a new employment agreement with him. Total benefits paid in connection with the contract termination were $884,000.

General and Administrative Expense. Our general and administrative expense increased to $4.1 million, an increase of $708,000, or 21% in 2001 compared with $3.4 million in 2000. This increase is due primarily bonuses paid to our executive officers during 2001.

Gain on Sale of Natural Gas and Oil Properties. The gain on the sale of natural gas and oil properties is comprised of the purchase price of $76.0 million, less costs of sale allocated from the full-cost pool of $56.6 million, less other costs and purchase price adjustments of $2.1 million.

Interest Expense. Our interest expense decreased $941,000 to $14.5 million for 2001 compared to $15.5 million for 2000. During 2001, we had lower average outstanding indebtedness on our senior notes due to our receiving approximately $11.1 million of our 11 1/2% senior notes with the sale of natural gas and oil properties. On our credit facility, interest expense decreased due to lower average outstanding balances as the facility was fully repaid in December 2001, and lower effective interest rates.

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

Extraordinary Items. In conjunction with the sales of natural gas and oil properties, the buyer surrendered approximately $11.1 million principal amount of our 11 1/2% senior notes, and with the cash proceeds we retired our revolving credit facility. Extraordinary items for 2001 includes a proportionate write-off of deferred offering costs and original issue discount on the senior notes surrendered, all remaining deferred loan costs associated with our revolving credit facility, along with a prepayment penalty associated with the credit facility, which after tax effects, totaled $1.1 million loss. During 2000, we purchased $5.0 million principal amount of our senior notes for $3.3 million. After adjustments for proportionate offering costs, accrued interest and tax effects, we reported a gain of $916,000.

Net Loss. Due to the factors described above, we had net income of $3.8 million in 2001, compared to a net loss of $4.4 million in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Operating Revenues. Our operating revenues increased by $6.9 million, or 21% for the year ended December 31, 2000 compared to the same period in 1999.

Natural Gas and Oil Sales: The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our oil and gas operating revenues, for the periods indicated:

                                  Year ended
                                 December 31,
                              -----------------   % Increase
                                1999      2000    (Decrease)
                                ----      ----    ----------
Natural gas and oil sales     $23,085   $25,641    11.1  %
    (in thousands)
Production volumes:
    Natural gas (MMcf)          8,283     6,661   (19.6) %
    Oil (MBbls)                   362       295   (18.6) %
Average sale prices:
    Natural gas (per Mcf)     $  2.08   $  2.64    26.7  %
    Oil (per Bbl)               16.13     27.38    69.7  %

Our natural gas and oil sales were higher during 2000 compared to 1999 as a result of a 38% increase in realized prices, partially offset by a 19% decrease in production, both on an Mcfe basis. Of the decrease in production, approximately 28% was due to the production payment we entered into at the end of September, 1999, with 785 MMcf delivered for the year of 2000 compared to 208 MMcf delivered in the last quarter of 1999. Our average daily production was
23.1 MMcfe in 2000 compared to 28.6 MMcfe for 1999. Our natural gas production decreased by 20% and oil production decreased by 19% for the comparable periods. We realized an average sales price for natural gas of $2.64 per Mcf for 2000, compared to $2.08 per Mcf for 1999, an increase of 27%. Our average realized sales price for oil for 2000 was $27.38 per Bbl, compared to $16.13 per Bbl for 1999, a 70% increase.

Our natural gas sales are computed net of gains or losses from fixed-price swaps for physical deliveries during the reporting period. Our natural gas sales were reduced by $6.1 million (or $0.92 per Mcf) from these transactions in 2000 compared to $362,000 in decreases (or $0.04 per Mcf) for 1999.

Pipeline System. Our pipeline system revenue was $14.1 million for the year ended December 31, 2000, compared to $9.2 million for 1999, an increase of $4.9 million, or 53%.

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

Natural Gas and Oil Production Taxes. Our oil and gas production taxes increased by $795,000, or 40%, for the year ended December 31, 2000, compared to the same period in 1999. This increase was due entirely to higher wellhead oil and gas revenue during 2000 compared to 1999.

Natural Gas and Oil Production Expense. Our oil and gas production expense decreased by $832,000, or 14%, for the year ended December 31, 2000, compared to the same period in 1999. Our oil and gas production expense was $0.59 per Mcfe for 2000, a 5% increase from $0.56 per Mcfe compared to 1999, due to reduced production volumes in 2000 compared to 1999.

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

Equity in Loss of Affiliate. During 1999 we wrote off our remaining investment of $1.3 million in RVC Energy.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that our management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity and Capital Resources

As of December 31, 2001, we had cash and cash equivalents of $19.9 million, and in conjunction with the sales of natural gas and oil properties previously discussed, $6.1 million in an escrowed cash account discussed further below.

As of December 31, 2001, we had $91.1 million ($92.0 million excluding the original issue discount) of indebtedness outstanding evidenced by our senior notes due 2008 issued in February 1998. Under the terms of the indenture governing our outstanding senior notes, we currently may incur up to $30.0 million in permitted indebtedness in addition to the indebtedness outstanding under our senior notes.

Historically, we have funded our business activities with operating cash flow and reserve-based bank borrowings. From time to time we engage in discussions relating to potential acquisitions of natural gas and oil properties or companies engaged in the natural gas and oil business. We have no present agreement, commitment or understanding with respect to any material acquisitions. Any future acquisitions may require that we obtain additional financing that will depend upon financing arrangements, if any, available at the time.

Sale to Carmen Acquisition. Effective December 1, 2001, we sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of our producing and non-producing oil and gas properties located in 17 counties in Oklahoma, Texas and New Mexico. The base purchase price of $76 million (before customary closing and post-closing adjustments) was paid 85% in cash and 15% by the surrender of approximately $11.1 principal amount of our 11 1/2% senior notes due 2008, valued at par. The sale included approximately 86 Bcfe of proved reserves as of December 1, 2001, including approximately 27 Bcfe of undeveloped reserves. At the time of the sale, Carmen Acquisition owned 49.5% of our outstanding common stock. Immediately following the sale, Carmen Acquisition sold all of our common stock owned by it to our two major shareholders, Larry E. Lee and William W. Talley II. As a result of this sale, Messrs. Lee and Talley currently own all of our outstanding common stock.

At the closing, $7.5 million of the purchase price (85% in cash and 15% in our senior notes) was deposited in escrow to secure post-closing claims for title and environmental defects and other matters. As of March 31, 2002, we have received approximately $3.0 million (85% in cash and 15% in senior notes) out of the escrow account. Under the terms of the Asset Purchase Agreement governing the sale, the final date for reconciling claims against the escrow account is April 3, 2002.

Our properties sold to Carmen Acquisition included all of the properties that were subject to volumetric production payment in favor of a unit of Duke Energy Corporation. As part of the sale, Carmen Acquisition assumed all of our obligations under the production payment from and after the effective date of the sale.

We used the proceeds of our sale to Carmen Acquisition, net of transaction costs, to fully repay our senior secured credit facility with Foothill Capital Corporation and to obtain a release of all mortgages and other liens securing that facility, to reduce our working capital deficit and to provide additional capital to fund our exploration and development activities.

Credit Facility. In December 1999, we obtained a $30.0 million, senior secured, revolving credit facility from Foothill Capital Corporation, a Wells Fargo company. In December 2001 we used a portion of the proceeds from our sale of gas and oil properties to Carmen Acquisition to fully pay all sums outstanding under our credit facility, and such credit facility was terminated and all liens securing the facility were released.

Senior Notes. We have outstanding $92.0 million aggregate principal amount of senior notes, which mature in February 2008. The notes were issued under an indenture with United States Trust Company of New York, as Trustee. The notes bear interest at an annual rate of 11 1/2%, payable semi-annually on each February 15 and August 15.

Production Payment. In September 1999, we entered into a volumetric production payment agreement with a unit of Duke Energy Corporation, pursuant to which we will deliver to Duke Energy 2.8 Bcf of natural gas produced from certain of our properties over a 5-year period. We received $5.0 million of consideration in this transaction. In connection with our sale of oil and gas properties to Carmen Acquisition in December 2001, Carmen Acquisition assumed our obligations under the Duke Energy production payment.

Cash Flows from Operating Activities. Our cash flows from operating activities are comprised of three main items: net income or (loss), adjustments to reconcile net loss to cash provided (used) before changes in working capital, and changes in working capital. For the year ended December 31, 2001, our net income was $8.2 million more than the $4.4 million net loss of 2000. Adjustments (primarily non-cash items such as depreciation and amortization and deferred income taxes) were $(3.6) million for the year of 2001 compared to $6.1 million for 2000, a decrease of $9.6 million. Working capital changes for the year 2001 used cash of $2.0 million compared with cash provided of $4.2 million for 2000. Decreases in accounts receivable, accounts payable and natural gas and oil proceed due others caused this change. For the year ended December 31, 2001, in total, our cash flows from operating activities provided $2.2 million in cash compared to $5.9 million provided in 2000.

Cash Flow from Investing Activities. For the year ended December 31, 2001, our net cash provided by investing activities was $44.5 million, including $55.9 million from sales of natural gas and oil property sales to Carmen Acquisition Corp., offset by natural gas and oil property additions of $11.0 million. For the year ended December 31, 2000, our net cash used in investing activities was $4.8 million, including $2.8 million of property sales, offset by $6.9 million for natural gas and oil property additions. Our budget for capital expenditures in 2002 is approximately $7.0 million provided current oil and gas prices realized are maintained.

Item 7A   Quantitative and Qualitative Disclosures about Market Risk

The carrying amounts reported in our balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values. The carrying value of our senior notes exceeded their fair value at December 31, 2000 and 2001 by approximately $23.2 million and $23.9 million, respectively, based on quoted market prices.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, we periodically utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. We have not established hedges in excess of our expected production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At December 31, 2001, we had no hedging contracts in place. For year ended December 31, 2001, our hedging strategies reduced our realized gas prices by $0.47 per Mcf.

Item 8  Financial Statements and Supplementary Data

                See last section of this report

Item 9 Changes and Disagreements with Accountants on Accounting and Financial Disclosure

               Not applicable.

                      (This space left blank intentionally)

                                    PART III

Item 10   Directors and Executive Officers of the Registrant

The following table sets forth names, ages and titles of our directors and executive officers of RAM Energy, Inc.

            Name                       Age               Position
            ----                       ---               --------
   William W. Talley II, Ph.D. (1)      59      Chairman of the Board of Directors

   Larry E. Lee                         53      President and Chief Executive Officer and Director

   Gerald R. Marshall (1)(2)            68      Director

   John M. Reardon (1)(2)               60      Director

   John M. Longmire                     59      Senior Vice President and Chief Financial Officer,
                                                Treasurer and Secretary

   Larry G. Rampey                      57      Senior Vice President - Operations

   Drake N. Smiley                      54      Senior Vice President - Land, Legal and Business
                                                Development
---------------

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

Our directors are divided into three classes, with each class having as equal a number of directors as practicable. The directors are elected on a staggered basis for three-year terms. One class stands for re-election at each annual meeting of stockholders. The terms of Mr. Lee and Mr. Marshall will expire in 2002 and the term of Mr. Reardon will expire in 2003. Dr. Talley's term will expire in 2004. Our executive officers serve at the discretion of the Board of Directors.

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

Dr. Talley and Mr. Lee collectively owned 49.5% of the outstanding common stock and served on the Board of Directors of Oklahoma Double R Corporation, a Delaware corporation ("ODRC"). Dr. Talley and Mr. Lee were the senior executive officers of ODRC. ODRC was special general partner of a limited partnership in which an institutional investor was the sole limited partner. We managed the limited partnership. Upon dissolution of the partnership in 1997, all of ODRC's interest in the properties of the partnership was distributed to us in partial satisfaction of outstanding indebtedness from ODRC to us. ODRC had no other assets. During 1999, ODRC filed a petition pursuant to Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Oklahoma, which proceeding was fully administered and concluded in 2001.

Item 11  Executive Compensation

The following table sets forth for the years indicated the cash compensation of our chief executive officer and each of our other four most highly compensated executive officers as of December 31, 2001.

                                                                           Other  Under-      All
Summary Compensation Table                                                Annual  lying      Other
                                             Annual Compensation         Compen- Options    Compen-
                                            ---------------------        sation   (# of     sation
Name and Principal Position              Year    Salary      Bonus       (1)    Shares)(2) ($)(3)(4)
---------------------------              ----    ------      -----       ------ ---------- ---------
William W. Talley II, Ph.D               2001   $ 65,000   $150,000          -         -   $ 10,500
Chairman of the Board(4)                 2000    240,000          -          -         -    888,332
                                         1999    240,000    150,000          -         -          -

Larry E. Lee                             2001    321,550    300,000          -         -     10,500
         (5)                                                112,500
President and Chief Executive Officer    2000    295,000          -          -         -      4,486
                                         1999    295,000    300,000          -         -          -

Larry G. Rampey                          2001    164,300     70,000          -         -    264,936
Senior Vice President                    2000    155,000          -          -         -      4,486
                                         1999    155,000     50,000          -         -          -

John M. Longmire                         2001    153,700     50,000          -         -    235,713
Senior Vice President, Chief Financial   2000    145,000          -          -         -      4,486
   Officer, Treasurer and Secretary      1999    145,000     50,000          -         -          -

Drake N. Smiley                          2001    153,700     60,000          -         -    231,813
Senior Vice President                    2000    140,000          -          -         -      4,486
                                         1999    140,000     50,000          -         -          -
---------------

(1) Personal benefits provided by us did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for any named executive officer. No other annual compensation was paid.

(2) No options have been granted to, or are outstanding and held by, the named executive officers.

(3) Except for Dr. Talley, the amounts specified for the year 2000 represent matching contributions made by us to the account of the executive officer under our 401(k) Profit Sharing Plan.

(4) Includes for Dr. Talley $4,486 and $10,500 matching contribution under our 401(k) Profit Sharing Plan for the years 2000 and 2001, respectively, and $883,846 for the year 2000 in conjunction with termination by us of a severance agreement with him. (See "Employment and Severance Agreements," below.)

     Includes for Mr. Rampey $10,500 matching contribution under our 401(k) Profit Sharing Plan and $254,436 for the year 2001 in conjunction with termination by us of a severance agreement with him. (See "Employment and Severance Agreements," below.)

     Includes for Mr. Longmire $10,500 matching contribution under our 401(k) Profit Sharing Plan and $225,213 for the year 2001 in conjunction with termination by us of a severance agreement with him. (See "Employment and Severance Agreements," below.)

     Includes for Mr. Smiley $6,600 matching contribution under our 401(k) Profit Sharing Plan and $225,213 for the year 2001 in conjunction with termination by us of a severance agreement with him. (See "Employment and Severance Agreements," below.)

(5) Mr. Lee was paid a bonus of $112,500 in 2001 for services provided to us in 2000.

Directors' Compensation

We pay our non-employee directors and Dr. Talley an annual fee of $24,000 plus $1,000 for each meeting attended, with a maximum of six meetings per year. Mr. Lee, as our President and Chief Executive Officer, does not receive any director's fee. We reimburse all of our directors for travel and other expenses.

Compensation Committee, Interlocks and Insider Participation

The Compensation Committee of our board of directors determines the compensation of our executive officers. During 2001, the members of the Compensation Committee were Gerald R. Marshall and John M. Reardon, all of whom are members of our board of directors. In addition, one of our former directors, M. Helen Bennett, resigned as a member of our Compensation Committee, effective March 30, 2001. In August 2001, Dr. Talley became a member of our Compensation Committee.

Employment and Severance Agreements

We have an employment agreement with Mr. Lee effective January 1, 2002 for an initial term expiring on December 31, 2004, subject to annual extensions of one year, at an annual salary of $321,550 and an annual bonus to be determined by the Board. Under this agreement, Mr. Lee's employment may be terminated by us or Mr. Lee at any time. Upon Mr. Lee's death, his representatives or, upon his disability, Mr. Lee, will receive accrued but unpaid salary, bonus and benefits, a pro rata share of any bonus paid for the immediately preceding year, one year's salary and an amount equal to the highest bonus paid to him during the term of the agreement. In the event of Mr. Lee's disability, he will continue to be entitled to receive benefits for the remainder of the agreement. If Mr. Lee ceases to be an employee other than by reason of death, disability, for cause or by voluntary resignation, he is entitled to receive his accrued but unpaid salary and benefits, an amount equal to a pro rata share of any bonus paid for the immediately preceding year, plus an amount equal to three times his base salary.

We have an employment agreement with Dr. Talley under which he serves as Chairman of the Board of Directors of the Company at a salary of $65,000 per year, plus a fee of $1,000 per board meeting up to a maximum of six meetings per year. This agreement may be terminated by Dr. Talley or by us at any time. Upon termination of this employment agreement, we have no obligation to make any severance payment to Dr. Talley. The employment agreement became effective January 1, 2001, upon termination of the special severance agreement between us and Dr. Talley that had been in existence since December 1997. Under that special severance agreement, Dr. Talley received a base salary of $240,000 per year, plus any annual bonus awarded by the Board. Upon termination of the special severance agreement, we agreed to pay Dr. Talley the severance benefits provided in the special severance agreement, totaling $884,000, all of which was treated as an expense in our consolidated financial statements for the year ended December 31, 2000. The sum of $164,000 was paid in December 2000, and the remaining $720,000 was paid during 2001.

We had employment and severance agreements with Messrs. Longmire, Rampey and Smiley. Each of these agreements expired December 31, 2001. As a result of the expiration of these agreements, we incurred non-removal payment obligations to Messrs. Longmire, Rampey and Smiley of $225,213, $254,436 and $225,213, respectively. These amounts were paid in January, 2002.

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

Officer and Director Liability

As permitted by the provisions of the Delaware General Corporation Law, our certificate of incorporation, eliminates in certain circumstances the monetary liability of directors of the Company for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director for:

     o a breach of the director's duty of loyalty to us or our stockholders, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

     o liability arising under Section 174 of the Delaware General Corporation Law (relating to the declaration of dividends and purchase or redemption of shares in violation of the Delaware General Corporation Law) or

     o any transaction from which the director derived an improper personal benefit.

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

Item 12   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001 by:

     o    each of our directors who own common stock,

     o    each of our Named Executive Officers who own common stock,

     o each person known or believed by us to own beneficially 5% or more of our common stock, and

     o    all directors and executive officers as a group.

Unless otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

                                                  Shares of
                                                    Common         Ownership
     Name of Beneficial Owner                        Stock         Percentage
     ------------------------                        -----         ----------
     William W. Talley II, Ph.D. (1)(2)(3)        1,363,500             50%
     9400 N. Broadway Extension
     Oklahoma City, Oklahoma 73114

     Larry E. Lee (1)(2)                          1,363,500             50%
     5100 E. Skelly Drive Suite 650
     Tulsa, Oklahoma 74135
                                                  ---------            ---
     All executive officers and directors         2,727,000            100%
     as a group (8 persons)
                                                  =========            ===
---------------

(1)  Director

(2)  Named Executive Officer

(3) Such shares are held in a trust as to which Dr. Talley has sole voting and dispositive power.

Item 13  Certain Relationships and Related Transactions

We completed the redemption of all of our Series B Preferred Stock in February 1998. The Series B Preferred Stock was issued in 1987 and 1988 for $10.00 per share. Dr. Talley, Mr. Lee, one of our former directors, Mrs. Bennett, and one other person beneficially owned in equal amounts all of the issued and outstanding shares of Series B Preferred Stock. The redemption price for each share of Series B Preferred Stock was $10.00 per share, resulting in the payment of $174,130 to each holder, for an aggregate redemption price of $696,520.

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  The following financial statements of RAM Energy, Inc. are included in
        Item 8:

        Report of Independent Auditors

        Consolidated Balance Sheets as of December 31, 2000 and 2001.

        Consolidated Statements of Operations of the Company for the years ended December 31, 1999, 2000, and 2001.

        Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 1999, 2000, and 2001.

        Consolidated Statements of Cash Flows of the Company for the years ended December 31, 1999, 2000, and 2001.

        Notes to Consolidated Financial Statements

   (2)  Not applicable

   (3)  Exhibits

Exhibit
No.           Description of Exhibit
-------       ----------------------

3.1           Company's Amended and Restated Certificate of Incorporation (1)

3.2           Company's Amended and Restated Bylaws (1)

4.1 Indenture dated as of February 24, 1998 among the Company, as issuer, RB Operating Company and RLP Gulf States, L.L.C., as Subsidiary Guarantors, and United States Trust Company of
              New York, as trustee (1)

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

10.5 Special Severance Agreement by and between William W. Talley II and the Company dated as of December 1, 1997* (1)

10.6 Employment Agreement by and between Larry E. Lee and the Company dated as of December 1, 1997* (1)

10.8          Form of the Company's Indemnity Agreement* (1)

10.6.1.1 Amendment of Employment Agreement by and between Larry E. Lee and the Company (3)

10.17 Employment Agreement by and between William W. Talley II and the Company dated January 1, 2001 (3)

10.18 Employment and Severance Agreement by and between John M. Longmire and the Company dated December 1, 2000 (3)

10.19 Employment and Severance Agreement by and between Larry G. Rampey and the Company dated December 1, 2000 (3)

10.20 Employment and Severance Agreement by and between Drake N. Smiley and the Company dated December 1, 2000 (3)

21            Subsidiaries of the Company (3)

----------------

X        Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-42641) and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K filed on March 10, 1998, as the exhibit number 4.2.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001 and incorporated by reference herein.


(b) During the quarter ended December 31, 2001 the Registrant filed the following reports on 8-K:

         Date of Report         Items Covered
         --------------         -------------

         November 27, 2001      Item 5.  Other Material Events

         December 6, 2001       Item 2.  Acquisition or Disposition of Assets

                                  ATTACHMENT I








CONSOLIDATED FINANCIAL STATEMENTS
RAM Energy, Inc.
Years ended December 31, 1999, 2000, and 2001

                                RAM Energy, Inc.

                        Consolidated Financial Statements


                  Years ended December 31, 1999, 2000, and 2001




                                    Contents

Report of Independent Auditors..........................................F-1

Consolidated Audited Financial Statements

Consolidated Balance Sheets.............................................F-2
Consolidated Statements of Operations...................................F-3
Consolidated Statements of Stockholders' Deficiency.....................F-4
Consolidated Statements of Cash Flows...................................F-5
Notes to Consolidated Audited Financial Statements......................F-7

                         Report of Independent Auditors

The Board of Directors
RAM Energy, Inc.

We have audited the accompanying consolidated balance sheets of RAM Energy, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RAM Energy, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 of the notes to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

                                        ERNST & YOUNG LLP
Tulsa, Oklahoma
March 22, 2002

                                   RAM Energy, Inc.

                             Consolidated Balance Sheets
                                (Dollars in Thousands)
                                                                     December 31
                                                                   2000      2001
                                                                   ----      ----
Assets
Current assets:
   Cash and cash equivalents                                     $    917   $ 19,874
   Accounts receivable:
      Escrow cash (Note 3)                                              -      6,375
      Natural gas and oil sales                                     5,316      1,921
      Joint interest operations, net of allowance
        for doubtful accounts of $532 in 2000 and $532 in 2001
                                                                    1,691      1,243
      Related parties                                                 207          -
      Other                                                           381         47
   Prepaid expenses and deposits                                      423        626
                                                                 --------   --------
Total current assets                                                8,935     30,086

Properties and equipment at cost (Note 15):
   Natural gas and oil properties and equipment, based
     on full cost accounting                                      124,026     49,449
   Pipeline system                                                 39,677     39,813
   Other property and equipment                                     4,294      4,497
                                                                 --------   --------
                                                                  167,997     93,759
   Less accumulated amortization and depreciation                  49,088     28,281
                                                                 --------   --------
Net properties and equipment                                      118,909     65,478

Other assets:
   Deferred loan costs, net of accumulated amortization
     of $1,583 in 2000                                              1,084          -
   Deferred offering costs, net of accumulated amortization
     of $1,281 in 2000 and $1,539 in 2001 (Note 6)                  3,203      2,462
   Other                                                              705        296
                                                                 --------   --------
Total assets                                                     $132,836   $ 98,322
                                                                 ========   ========

Liabilities and Stockholders' Deficiency
Current liabilities:
   Accounts payable:
      Trade                                                      $  4,369   $  4,115
      Natural gas and oil proceeds due others                       5,842      4,186
      Related parties                                                   -         76
   Accrued liabilities:
      Compensation                                                    876      1,048
      Interest                                                      4,493      3,988
      Other                                                           228         27
   Gas balancing liability                                            639         41
   Long-term debt due within one year (Note 6)                        154        135
                                                                 --------   --------
Total current liabilities                                          16,601     13,616

Gas balancing liability and other not expected
  to be settled within one year                                     3,539      2,194
Long-term debt due after one year (Note 6)                        127,426     91,265
Deferred income taxes                                               8,768     10,994
Commitments and contingencies (Notes 6, 8, and 13)                    600        600

Stockholders' deficiency (Note 10):
   Preferred stock, $.01 par value; authorized--
     5,000,000 shares; issued and outstanding--none                     -          -
   Common stock, $.01 par value; authorized--
     15,000,000 shares; issued and outstanding--
     2,727,000 shares                                                  27         27
   Paid-in capital                                                     16         16
   Accumulated deficit                                            (24,141)   (20,390)
                                                                 --------   --------
Stockholders' deficiency                                          (24,098)   (20,347)
                                                                 --------   --------
Total liabilities and stockholders' deficiency                   $132,836   $ 98,322
                                                                 ========   ========

See accompanying notes.

                                            RAM Energy, Inc.

                                 Consolidated Statements of Operations
                                  (In Thousands, Except Share Amounts)
                                                                        Year ended December 31
                                                                 1999           2000            2001
                                                                 ----           ----            ----
Operating revenues:
   Natural gas and oil sales                                 $    23,085    $    25,641    $    25,404
   Pipeline system                                                 9,198         14,100         15,602
   Other (Note 5)                                                    827            294            210
                                                             -----------    -----------    -----------
Total operating revenues                                          33,110         40,035         41,216

Operating expenses:
   Natural gas and oil production taxes                            1,967          2,762          2,755
   Natural gas and oil production expenses                         5,826          4,994          5,975
   Pipeline purchases                                              6,621         10,362         12,227
   Pipeline operations                                               414            489            489
   Amortization and depreciation                                  12,964         10,091          9,766
   Contract termination and severance payments                         -          1,221          1,104
   General and administrative, overhead and other expenses,
      net of operator's overhead fees (Note 5)                     4,437          3,353          4,061
                                                             -----------    -----------    -----------
Total operating expenses                                          32,229         33,272         36,377
                                                             -----------    -----------    -----------
Operating income                                                     881          6,763          4,839

Other income (expense):
   Gain on sale of natural gas and oil properties (Note 3)             -              -         17,320
   Interest expense                                              (14,623)       (15,455)       (14,514)
   Interest income                                                   169            148            104
   Equity in loss of RVC Energy, Inc. (Note 2)                    (1,307)             -              -
                                                             -----------    -----------    -----------
Income (loss) before income taxes and extraordinary items        (14,880)        (8,544)         7,749

Income tax provision (benefit) (Note 11)                          (5,650)        (3,200)         2,900
                                                             -----------    -----------    -----------
Income (loss) before extraordinary items                          (9,230)        (5,344)         4,849
                                                             ===========    ===========    ===========

Extraordinary gain (loss) on acquisition of debt, net of income
   tax provision (benefit) of $562 in 2000 and ($674) in 2001          -            916         (1,098)
                                                             -----------    -----------    -----------
Net income (loss)                                            $    (9,230)   $    (4,428)   $     3,751
                                                             ===========    ===========    ===========

Per share amounts--basic and diluted:
   Income (loss) before extraordinary items                  $     (3.38)   $     (1.96)   $      1.78
   Extraordinary gain (loss)                                           -            .34           (.40)
                                                             -----------    -----------    -----------
Net income (loss)                                            $     (3.38)   $     (1.62)   $      1.38
                                                             ===========    ===========    ===========

Weighted average shares outstanding                            2,727,000      2,727,000      2,727,000
                                                             ===========    ===========    ===========

See accompanying notes.

                                                          RAM Energy, Inc.

                                         Consolidated Statements of Stockholders' Deficiency
                                                           (In Thousands)
                                                                                                        Accumulated
                                                                                                          Other           Total
                                                Preferred     Common      Paid-In    Accumulated       Comprehensive   Stockholders'
                                                   Stock       Stock      Capital      Deficit         Income(Loss)     Deficiency
                                               -----------   ---------   ---------   --------------    -------------   ------------
Balance at December 31, 1998                   $      -     $     27      $     16    $  (10,483)      $        -    $  (10,440)

   Net loss                                           -            -             -        (9,230)               -        (9,230)
                                               --------     --------      --------    ----------       ----------    ----------
Balance at December 31, 1999                          -           27            16       (19,713)               -       (19,670)

   Net loss                                           -            -             -        (4,428)               -        (4,428)
                                               --------     --------      --------    ----------       ----------    ----------
Balance at December 31, 2000                          -           27            16       (24,141)               -       (24,098)

Comprehensive income:
   Net income                                         -            -             -         3,751                -         3,751

   Transition adjustment upon adoption of
   SFAS No. 133 at January 1, 2001, net of
   income tax benefit of $2,816                       -            -             -             -           (4,596)       (4,596)

   Change in the value of derivative
   contracts, net of income taxes of $1,787           -            -             -             -            2,916         2,916

   Reclassification adjustments contract
   settlements, net of income taxes of $1,030         -            -             -             -            1,680         1,680
                                                                                                                     ----------
Total comprehensive income                                                                                                3,751
                                               --------     --------      --------    ----------       ----------    ----------
Balance at December 31, 2001                   $      -     $     27      $     16    $  (20,390)      $        -    $  (20,347)
                                               ========     ========      ========    ==========       ==========    ==========

See accompanying notes.

                                                     RAM Energy, Inc.

                                          Consolidated Statements of Cash Flows
                                                      (In Thousands)
                                                                                              Year ended December 31
                                                                                           1999        2000        2001
                                                                                           ----        ----        ----
Operating Activities
Net income (loss)                                                                       $ (9,230)   $ (4,428)   $  3,751
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
      Amortization of Senior Notes discount included in interest expense                     157         157         148
      Amortization and depreciation:
         Natural gas and oil properties and equipment                                      9,578       6,861       6,534
         Pipeline system                                                                   1,950       1,950       2,044
         Deferred offering costs                                                             470         470         443
         Deferred loan costs                                                                 327         541         497
         Other property and equipment                                                        549         269         248
      Provision for doubtful accounts receivable and other                                   116          60           -
      Gain on sale of natural gas and oil properties                                           -           -     (17,320)
      Gain on sale of other property and equipment                                             -         (23)       (103)
      Extraordinary (gain) loss on retirement of debt, net                                     -        (916)      1,098
      Equity in loss of RVC Energy, Inc.                                                   1,307           -           -
      Deferred income taxes, net                                                          (5,650)     (3,200)      2,900
      Cash provided by (used in) changes in operating assets and liabilities:
            Prepaid expenses and deposits                                                     70         (62)       (274)
            Accounts receivable                                                              664      (2,667)      4,352
            Accounts payable                                                              (5,306)      5,593      (3,600)
            Accrued liabilities                                                             (498)      2,221       1,940
            Gas balancing liability                                                         (472)       (878)       (418)
                                                                                        --------    --------    --------
Total adjustments                                                                          3,262      10,376      (1,511)
                                                                                        --------    --------    --------
Net cash provided by (used in) operating activities                                       (5,968)      5,948       2,240

Investing Activities
Payments for natural gas and oil properties and equipment                                 (4,485)     (6,885)    (11,044)
Cash proceeds from sale of natural gas and oil properties to Carmen Acquisition
   Corp., net of transaction costs                                                             -           -      55,869
Proceeds from sales of other natural gas and oil properties and equipment                  2,903       2,752          92
Payments for other property and equipment                                                   (283)       (454)       (271)
Proceeds from sales of other property and equipment                                           26          27          10
Payments for pipeline system                                                                (438)        (54)       (136)
Payment for other assets                                                                    (197)       (372)          -
Proceeds from sales of other assets                                                          205         141           -
                                                                                        --------    --------    --------
Net cash provided by (used in) investing activities                                       (2,269)     (4,845)     44,520

Financing Activities
Payments on long-term debt                                                                (8,045)     (4,942)    (28,862)
Proceeds from borrowings on long-term debt                                                 5,504       6,231       1,059
Proceeds from volumetric production payment                                                5,000           -           -
Payments for purchase of Senior Notes                                                          -      (3,303)          -
Payments for loan origination fees                                                          (950)        (47)          -
                                                                                        --------    --------    --------
Net cash provided by (used in) financing activities                                        1,509      (2,061)    (27,803)
                                                                                        --------    --------    --------
Increase (decrease) in cash and cash equivalents                                          (6,728)       (958)     18,957

Cash and cash equivalents at beginning of year                                             8,603       1,875         917
                                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                                $  1,875    $    917    $ 19,874
                                                                                        ========    ========    ========

Disclosure of Noncash Investing and Financing Activities
Accrued interest added to principal balance of Foothill
   credit facility                                                                      $      -    $  1,722    $  2,474
                                                                                        ========    ========    ========

Senior Notes received from Chesapeake Energy Corporation as partial consideration in
   the sale of certain natural gas and oil properties (Note 3)                          $      -    $      -    $ 11,099
                                                                                        ========    ========    ========

See accompanying notes.

                                RAM Energy, Inc.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

1. Summary of Significant Accounting Policies, Organization, and Basis of Financial Statements

Nature of Operations and Organization

RAM Energy, Inc. (the Company) operates exclusively in the upstream segment of the natural gas and oil industry with activities including drilling, completion and operation of natural gas and oil wells. The Company conducts the majority of its operations in the states of Oklahoma, Texas, and New Mexico. Additionally, the Company owns and operates a natural gas and oil pipeline system and a saltwater disposal operation in north central Oklahoma (the pipeline system). The pipeline system purchases, transports and markets natural gas and oil production and disposes of salt water from properties owned by the Company and other natural gas and oil companies. On December 1, 2001, the Company sold a substantial portion of its natural gas and oil properties (see Note 3).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Properties and Equipment

The Company follows the full cost method of accounting for natural gas and oil operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of natural gas and oil properties except in transactions which would substantially alter the amortization base of the capitalized costs.

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

Under the full cost method, the net book value of natural gas and oil properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved natural gas and oil properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by an independent petroleum engineer.

The discounted future net revenues at December 31, 2001, include approximately $20 million related to undeveloped and nonproducing properties on which estimated discounted capital expenditures of approximately $8.4 million will be required to develop and produce the reserves. The funding for these projects is expected by the Company to be provided from existing available cash, future cash flows from operations and from proceeds received from property sales (see Note
3).

The Company has capitalized internal costs of $600,000, $613,000 and $657,000 for the years ended December 31, 1999, 2000, and 2001, respectively. Such capitalized costs include salaries and related benefits of individuals directly involved in the Company's acquisition, exploration and development activities based on the percentage of their time devoted to such activities.

The Company assesses the recoverability of the book value of the pipeline system on a quarterly basis, or when events occur which indicate an impairment in value may exist. Impairment is recorded for the excess of the book value over the fair value of the pipeline system if the book value of the pipeline system is in excess of the expected future cash flows from the pipeline system. Accumulated depreciation related to the pipeline system is $5,525,000 and $7,569,000 at December 31, 2000 and 2001, respectively.

Other property and equipment consists principally of furniture and equipment and leasehold improvements. Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations. Renewals and replacements which extend the useful life of property and equipment are treated as capital additions.
Accumulated amortization and depreciation of other property and equipment at December 31, 2000 and 2001, is $3,445,000 and $3,443,000, respectively.

Amortization and Depreciation

Amortization of natural gas and oil properties and equipment is computed based on the unit-of-production method using total proved reserves. Depreciation of pipeline system is computed on a straight-line method over twenty years. Depreciation on other equipment is computed based on an accelerated method over the estimated useful lives of the assets which range from three to ten years. Amortization of leasehold improvements is computed based on the straight-line method over the term of the associated lease. Amortization of deferred loan origination and debt issuance costs is computed based on the straight-line method over the term of the related debt.

Natural Gas and Oil Sales and Gas Imbalances

The Company follows the entitlements method of accounting for natural gas and oil sales, recognizing only its net share of all production sold as revenues. Any amount received in excess of or less than the Company's revenue interest is recorded in the net gas balancing liability. At December 31, 2000 and 2001, the Company's net overproduced position was 1,483,000 mcf and 167,000 mcf, respectively, with an associated liability of $2,178,000 and $235,000, respectively. Charges for gathering and transportation are included in natural gas and oil production expenses.

Cash Equivalents

All highly liquid unrestricted investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Credit and Market Risk

The Company sells natural gas and oil to various customers and participates with other parties in the drilling, completion and operation of natural gas and oil wells. Joint interest and natural gas and oil sales receivables related to these operations are generally unsecured. In 2001, approximately 74% of total revenues were to four customers (68% to four customers in 2000 and 53% to two customers in 1999), with sales to each comprising 34%, 17%, 12%, and 11% (30%, 15%, 12%, and 11% in 2000 and 29% and 24% in 1999) of total revenues. For the years ended December 31, 1999, 2000, and 2001, the provisions for doubtful accounts receivable were approximately $116,000, $60,000, and none, respectively, while charge-offs of the allowance in those years were approximately $15,000, none, and none, respectively. The Company has established joint interest operations accounts receivable allowances which management believes are adequate for uncollectible amounts at December 31, 2000 and 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 2000 and 2001, by approximately $23.2 million and $23.9 million, respectively, based on quoted market prices.

Accounting Policy for Derivatives

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company formally documents its hedging relationships at inception of the hedge, however redesignation is permitted. For derivatives designated as cash flow hedges and meeting the effectiveness guidelines of SFAS No. 133, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on relative changes in fair value between the derivative contract and hedged item during the period of hedge designation. The ineffective portion of a derivative's change in fair value is recognized currently in earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring, and if the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently. All of the Company's derivative contracts have been designated as cash flow hedges.

The adoption of SFAS No. 133 on January 1, 2001, resulted in a pre-tax reduction to accumulated other comprehensive income of $7.4 million ($4.6 million after-tax) as a result of losses indicated on the Company's cash flow hedges based on the Company's derivative positions and market prices at January 1, 2001.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options and warrants were exercised, calculated using the treasury stock method. The outstanding stock options (see Note 10) were not considered in the diluted earnings per share calculations for 1999, 2000, and 2001, as the effect would be antidilutive. As a result, basic earnings per share and diluted earnings per share are the same.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. In addition, in June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and applies to all goodwill and other intangibles recognized in the financial statements at that date. The adoption of these standards is not expected to have an impact on the Company's current financial position or results of operations. However, any business combinations initiated from this point forward will be impacted by these two standards.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in October 2001, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144; however, at this time does not believe the impact of these standards will be material to the Company's financial condition or results of operations.

2.   Investment in RVC Energy, Inc.

In August 1998, RVC Energy, Inc. (RVC), a Delaware corporation, was formed and, concurrent with the formation, the Company invested $2.0 million in RVC in exchange for 49.5% of RVC's voting common stock and all of RVC's non-voting common stock. RVC was an unrestricted affiliate of the Company accounted for under the equity method of accounting. The Company recognized an impairment charge of approximately $200,000 in 1999 to reduce its recorded investment in RVC to $0 at December 31, 1999. As of December 31, 2000, RVC had divested substantially all assets such that the Company is not expecting any future recovery of this investment.

3.   Property Sales

In a transaction that closed December 4, 2001, effective December 1, 2001, the Company sold to Carmen Acquisition Corp. (Carmen), a wholly owned subsidiary of Chesapeake Energy Corporation, all of Company's producing and non-producing natural gas and oil properties located in seventeen counties in the states of Oklahoma, Texas, and New Mexico. Such properties contained proved reserves of approximately 85.8 billion cubic feet of natural gas equivalent. The base sales price of $76 million (before the settlement of the net overproduced gas balancing status of the properties for $2.0 million and customary post-closing adjustments) was comprised of approximately 85% cash and 15% in the Company's 11.5% Senior Notes due 2008 valued at par. At December 31, 2001, $6,375,000 of cash and $1,125,000 of the Company's Senior Notes were being held in an escrow account pending determination of any post-closing adjustments. Subsequent to December 31, 2001, Carmen identified potential post-closing adjustments related to title defects as well as other issues related to certain remaining unpaid obligations of the Company, on the sold properties. Management of the Company believes that all material title and environmental defects will be cured such that no material adjustments will be made to the escrow amounts. The Company has accrued liabilities recorded at December 31, 2001 for the unpaid obligations identified by Carmen. Management expects to receive the escrow amounts during April 2002. The sale of these properties, which represented approximately 66% of the Company's proved reserves, significantly altered the relationship between capital costs and proved reserves. As a result, the Company recognized a gain of approximately $17.3 million, net of transaction costs of approximately $1.1 million, on the sale under full cost accounting. At the time of the closing, Carmen Acquisition Corp. was the owner of 49.5% of the outstanding common stock of the Company. Immediately following the closing, Carmen Acquisition sold all of its stock in the Company directly to the Company's remaining stockholders and their affiliates.

As allowed by the provisions of the indenture under which the Company's Senior Notes were issued, the Company utilized $28.8 million of the proceeds to pay in full the amounts outstanding under the credit facility with Foothill Capital Corporation (see Note 6). The indenture requires that the remaining net proceeds of $16.4 million, net of estimated tax effects of the transaction of $16.2 million before consideration of tax attributes unrelated to the sale, be used within 365 days either for additional capital expenditures or for the acquisition of natural gas and oil assets. To the extent that the net cash proceeds that are not applied for such expenditures by the end of the 365-day period, such amounts are defined as excess cash under the indenture. In the event that such excess cash exceeds $10 million, the Company must make an irrevocable and unconditional offer to the holders of the Company's Senior Notes to purchase the maximum amount of the Senior Notes which could be acquired by the application of the excess cash at a purchase price equal to 100% of the principal amount of the Senior Notes. Based on the Company's capital expenditures budget for 2002, the excess cash balance at the end of the 365-day period is expected to be below $10 million such that no Senior Notes will be required to be purchased.

4.   Volumetric Production Payment

On September 28, 1999, the Company entered into a nonrecourse volumetric production payment agreement (the Production Payment) with Duke Energy
Corporation (Duke), pursuant to which the Company was required to deliver to Duke 2.8 billion cubic feet of natural gas produced from certain of the Company's properties over a five-year period. Such volumes have been excluded from the Company's proved reserves at December 31, 1999 and 2000. Effective December 1, 2001, the Company's remaining obligation under the Production Payment was assigned to Carmen Acquisition Corp. in connection with the sale discussed in Note 3.

5.   Related Party Transactions

Since its formation, the Company acted as manager of RVC and owned the operating rights of RVC's natural gas and oil properties. The Company received monthly management fees of $50,000 and overhead reimbursements from RVC from its inception through March 2000 at which time RVC had divested substantially all of its assets. During 1999 and 2000, the Company received $600,000 and $150,000, respectively, in management fees as well as $309,000 and $43,000, respectively, in overhead reimbursements from RVC. Management fees are reflected in other income while overhead reimbursements have been netted against general and administrative expenses in the accompanying consolidated statements of operations. In February 2000, the Company sold the operating rights of certain RVC natural gas and oil properties resulting in cash proceeds of $1.7 million. Such proceeds have been recorded as a reduction in the carrying value of natural gas and oil properties.

6.   Long-Term Debt

Long-term debt at December 31 consists of the following:

                                                        2000       2001
                                                        ----       ----
                                                       (In Thousands)

11-1/2% Senior Notes Due 2008, net of discount (A)   $101,887   $ 91,036
Credit facility (B)                                    25,367          -
Installment loan agreements                               326        364
                                                     --------   --------
                                                      127,580     91,400
Less amount due within one year                           154        135
                                                     --------   --------
                                                     $127,426   $ 92,165
                                                     ========   ========


(A) In February 1998, the Company completed the sale of $115 million of 11.5% Senior Notes Due 2008 in a public offering of which $92.0 million remain outstanding at December 31, 2001. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company in whole or in part, at any time on or after February 15, 2005, at prices ranging from 111.50% to 103.84% of face amount to their scheduled maturity in 2008.

     The indenture under which the Senior Notes are issued contains certain covenants, including covenants that limit (i) incurrences of additional indebtedness and issuances of disqualified capital stock, (ii) restricted payments, (iii) dividends and other payments affecting subsidiaries, (iv) transactions with affiliates and outside directors' fees, (v) asset sales,
     (vi) liens, (vii) lines of business, (viii) merger, sale or consolidation and (ix) non-refundable acquisition deposits.

     In August 2000, the Company recognized an extraordinary after-tax gain (net of unamortized deferred offering and original issue discount costs and income taxes) of $916,000 or $.34 per share as a result of the purchase of an additional $5.0 million face amount of the Senior Notes. The Senior Notes were purchased at 66% of face amount and have been canceled by the Company. The Company utilized borrowings under its revolving credit agreement to purchase the Senior Notes.

     In December 2001, the Company recognized an extraordinary after-tax loss (net of unamortized deferred offering and original issue discount costs) of $247,000 or $.09 per share as a result of the retirement of the $11.0 million of Senior Notes received from Chesapeake Energy Corporation (see
     Note 3).

     At December 31, 2000 and 2001, the unamortized issue discount associated with the Notes totaled $1,073,000 and $825,795, respectively.

(B) In connection with the sale of natural gas and oil properties to Carmen Acquisition Corp. (see Note 3), the Company repaid the outstanding borrowings under its credit facility with Foothill Capital Corporation (Foothill) and terminated the agreement. As a result of the early termination of the credit facility, the Company was required to pay a fee of $785,000 to Foothill. Such amount, combined with the unamortized loan origination fees and net of income taxes, resulted in an extraordinary loss of $851,000 or $.31 per share.

Subsequent to year-end, the Company purchased a $1.5 million certificate of deposit with BancFirst which serves as collateral for a three-year $1.5 million standby letter of credit issued to Carmen Acquisition Corp., as required by the provisions of the sales agreement (see Note 3).

The  amount  of  required  principal  payments  for  the  next  five  years  and
thereafter,   as  of  December   31,  2001,   are  as  follows:   2002-$135,000;
2003-$229,000; 2004-$-; 2005-$-; 2006-$-; thereafter-$92.0 million.

Interest paid in the years ended December 31, 1999, 2000, and 2001 totaled $14,701,000, $13,946,000 and $12,545,000, respectively.

7.   Subsidiary Guarantors

The Company's Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all of the Company's current and future subsidiaries (the Subsidiary Guarantors). The following table sets forth condensed consolidating financial information of the Subsidiary Guarantors after their acquisition or formation in 1998. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

The following represents the condensed consolidating balance sheets for the Company and its subsidiaries for the years ended December 31, 2000 and 2001:

                                                                                                            Total
                                                                                Subsidiary  Consolidating Consolidated
                                                                     Parent     Guarantors   Adjustments   Amounts
                                                                     ------     ----------   -----------   -------
December 31, 2000
Current assets                                                     $   8,080    $   6,279    $  (5,424)   $   8,935
Property and equipment, net                                           56,443       62,466            -      118,909
Investment in subsidiary                                              40,972            -      (40,972)           -
Other assets                                                           4,576          416            -        4,992
                                                                   ---------    ---------    ---------    ---------
Total assets                                                       $ 110,071    $  69,161    $ (46,396)   $ 132,836
                                                                   =========    =========    =========    =========

Current liabilities                                                $  14,393    $   7,632    $  (5,424)   $  16,601
Long-term debt                                                       127,426            -            -      127,426
Other non-current liabilities                                          4,139            -            -        4,139
Deferred income taxes                                                (11,789)      20,557            -        8,768
                                                                   ---------    ---------    ---------    ---------
Total liabilities                                                    134,169       28,189       (5,424)     156,934

Stockholders' equity (deficiency)                                    (24,098)      40,972      (40,972)     (24,098)
                                                                   ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficiency)            $ 110,071    $  69,161    $ (46,396)   $ 132,836
                                                                   =========    =========    =========    =========

December 31, 2001
Current assets                                                     $  27,381    $  16,455    $ (13,750)   $  30,086
Property and equipment, net                                            9,691       55,787            -       65,478
Investment in subsidiary                                              46,412            -      (46,412)           -
Other assets                                                           2,422          336            -        2,758
                                                                   ---------    ---------    ---------    ---------
Total assets                                                       $  85,096    $  72,578    $ (60,162)   $  98,322
                                                                   =========    =========    =========    =========

Current liabilities                                                $  23,389    $   3,977    $ (13,750)   $  13,616
Long-term debt                                                        91,222           43            -       91,265
Other non-current liabilities                                          2,794            -            -        2,794
Deferred income taxes                                                (11,152)      22,146            -       10,994
                                                                   ---------    ---------    ---------    ---------
Total liabilities                                                    106,253       26,166      (13,750)     118,669

Stockholders' equity (deficiency)                                    (20,347)      46,412      (46,412)     (20,347)
                                                                   ---------    ---------    ---------    ---------
Total liabilities and stockholders' equity (deficiency)
                                                                   $  85,096    $  72,578    $ (60,162)   $  98,322
                                                                   =========    =========    =========    =========


The following represents the condensed consolidating statements of operations and statements of cash flows for the Company and its subsidiaries for the years ended December 31, 1999, 2000, and 2001:

                                                                                                      Total
                                                                          Subsidiary Consolidating Consolidated
                                                                Parent    Guarantors  Adjustments    Amounts
                                                                ------    ----------  -----------    -------
Year ended December 31, 1999
Operating revenues                                             $ 18,694    $ 14,416    $      -    $ 33,110
Operating expenses                                               18,257      13,972           -      32,229
                                                               --------    --------    --------    --------
Operating income                                                    437         444           -         881
Other income (expense)                                          (15,317)         43        (487)    (15,761)
                                                               --------    --------    --------    --------
Income (loss) before income taxes                               (14,880)        487        (487)    (14,880)
Income taxes                                                     (5,650)          -           -      (5,650)
                                                               --------    --------    --------    --------
Net Income (loss)                                              $ (9,230)   $    487    $   (487)   $ (9,230)
                                                               ========    ========    ========    ========

Cash flows provided by (used in) operating activities          $ (9,788)   $  3,820    $      -    $ (5,968)
Cash flows provided by (used in) investing activities               816      (3,085)          -      (2,269)
Cash flows provided by (used in) financing activities             3,473      (1,964)          -       1,509
                                                               --------    --------    --------    --------
Increase (decrease) in cash and cash equivalents                 (5,499)     (1,229)          -      (6,728)
Cash and cash equivalents at beginning of year                    7,347       1,256           -       8,603
                                                               --------    --------    --------    --------
Cash and cash equivalents at end of year                       $  1,848    $     27    $      -    $  1,875
                                                               ========    ========    ========    ========

                                                                                                      Total
                                                                          Subsidiary Consolidating Consolidated
                                                                Parent    Guarantors  Adjustments    Amounts
                                                                ------    ----------  -----------    -------

Year ended December 31, 2000
Operating revenues                                             $ 19,786    $ 20,249    $      -    $ 40,035
Operating expenses                                               16,562      16,710           -      33,272
                                                               --------    --------    --------    --------
Operating income                                                  3,224       3,539           -       6,763
Other income (expense)                                          (11,768)         65      (3,604)    (15,307)
                                                               --------    --------    --------    --------
Income (loss) before income taxes and extraordinary item         (8,544)      3,604      (3,604)     (8,544)
Income taxes                                                     (3,200)          -           -      (3,200)
                                                               --------    --------    --------    --------
Income (loss) before extraordinary item                          (5,344)      3,604      (3,604)     (5,344)
Extraordinary item, net                                             916           -           -         916
                                                               --------    --------    --------    --------
Net income (loss)                                              $ (4,428)   $  3,604    $ (3,604)   $ (4,428)
                                                               ========    ========    ========    ========

Cash flows provided by (used in) operating activities          $ (4,225)   $ 10,173    $      -    $  5,948
Cash flows provided by (used in) investing activities            (3,109)     (1,736)          -      (4,845)
Cash flows provided by (used in) financing activities             5,855      (7,916)          -      (2,061)
                                                               --------    --------    --------    --------
Increase (decrease) in cash and cash equivalents                 (1,479)        521           -        (958)
Cash and cash equivalents at beginning of year                    1,848          27           -       1,875
                                                               --------    --------    --------    --------
Cash and cash equivalents at end of year
                                                               $    369    $    548    $      -    $    917
                                                               ========    ========    ========    ========

                                                                                                      Total
                                                                          Subsidiary Consolidating Consolidated
                                                                Parent    Guarantors  Adjustments    Amounts
                                                                ------    ----------  -----------    -------
Year ended December 31, 2001
Operating revenues                                             $ 23,098    $ 23,558    $ (5,440)   $ 41,216
Operating expenses                                               18,210      18,167           -      36,377
                                                               --------    --------    --------    --------
Operating income                                                  4,888       5,391      (5,440)      4,839
Other income (expense)                                            2,861          49           -       2,910
                                                               --------    --------    --------    --------
Income (loss) before income taxes and extraordinary item          7,749       5,440      (5,440)      7,749
Income taxes                                                      2,900           -           -       2,900
                                                               --------    --------    --------    --------
Income (loss) before extraordinary item                           4,849       5,440      (5,440)      4,849
Extraordinary gain (loss), net                                   (1,098)          -           -      (1,098)
                                                               --------    --------    --------    --------
Net income (loss)                                              $  3,751    $  5,440    $ (5,440)    $ 3,751
                                                               ========    ========    ========    ========

Cash flows provided by (used in) operating activities          $  1,055    $  1,185    $      -     $ 2,240
Cash flows provided by (used in) investing activities            26,768      17,752           -      44,520
Cash flows provided by (used in) financing activities           (21,362)     (6,441)          -     (27,803)
                                                               --------    --------    --------    --------
Increase (decrease) in cash and cash equivalents                  6,461      12,496           -      18,957
Cash and cash equivalents at beginning of year                      369         548           -         917
                                                               --------    --------    --------    --------
Cash and cash equivalents at end of year                       $  6,830    $ 13,044    $      -    $ 19,874
                                                               ========    ========    ========    ========


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

8.   Operating Leases

The Company leases office space under a noncancelable operating lease agreement that expires on December 31, 2006. Future minimum lease payments for this operating lease at December 31, 2001, are as follows:

                       2002           $   157,000
                       2003               160,000
                       2004               163,000
                       2005               166,000
                       2006               168,000
                                      -----------
                                      $   814,000
                                      ===========

Rent expense of $449,000, $324,000 and $254,000 was incurred under operating leases in the years ended December 31, 1999, 2000, and 2001, respectively.

9.   Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees. The plan allows eligible employees to contribute up to 17.5% of their annual compensation, not to exceed approximately $10,500 in 2001. Employer contributions to the plan are discretionary. Company contributions to the plan in 1999, 2000, and 2001 were none, $80,000, and $341,000, respectively.

10.  Capital Stock

Common Stock

Pursuant to a Special Retainer Agreement effective July 1, 1998, as amended, the Board of Directors granted an outside counsel an option to purchase 50,000 shares of the Company's common stock. Pursuant to the terms of the Stock Option Agreement, 16,666 shares vested on August 1, 1998, 1999, and 2000, respectively, or become fully vested upon occurrence of certain specified events, and are exercisable through June 30, 2008. On March 5, 1999, the Board of Directors set the exercise price at $7.33, an amount which management believes approximates the per common share value of the Company at the grant date and December 31, 1998 and 1999 and August 1, 2000. Consequently, no compensation expense related to the grant has been recognized in the statements of operations.

Additionally, the Board of Directors approved the 1998 Stock Incentive Plan and reserved 550,000 shares of Common Stock which may be granted under the plan. No grants have been made at December 31, 2001.

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

11.  Income Taxes

Deferred income taxes of the Company reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                 2000                  2001
                                                            --------------        -------------
                                                                      (In Thousands)
Deferred Tax Assets
Financial charges which are deferred for tax purposes       $         333         $         326
Minimum and investment tax credit carryforwards                       122                   122
Net operating loss carryforwards                                   16,397                 1,357
                                                            -------------         -------------
   Deferred tax assets                                             16,852                 1,805

Deferred Tax Liabilities
Intangible drilling costs capitalized for financial
  purposes and expensed for tax purposes
                                                                    7,053                 2,362
Financial bases in excess of tax bases primarily on
  properties and equipment                                         18,567                10,437
                                                            -------------         -------------
      Deferred tax liabilities                                     25,620                12,799
                                                            -------------         -------------
Net deferred income tax liabilities                         $       8,768         $      10,994
                                                            =============         =============


The reconciliation of income taxes computed at the U.S. Federal statutory tax rates to the Company's income tax benefit based on loss before income taxes and extraordinary item for the years ended December 31 is as follows:

                                           1999               2000             2001
                                        ---------          ---------        ---------
                                                          (In Thousands)
Income tax benefit at statutory rate    $ (5,194)          $ (2,990)        $  2,712
State income taxes                          (445)              (256)             232
Other                                        (11)                46              (44)
                                        --------------------------------------------
Income tax benefit--deferred            $ (5,650)          $ (3,200)        $  2,900
                                        ============================================

At December 31, 2001, the Company has federal income tax net operating loss carryforwards of approximately $3.5 million which begin expiring in 2006.

12.  Contract Termination and Severance Payments

In 2000, the Company closed its Oklahoma City accounting and Midland, Texas operations offices and outsourced its accounting function as well as elected to terminate its Special Severance Agreement with the Chairman of the Board and to execute a new Employment Contract with him. A total charge of $1,221,000 is reflected in the consolidated statement of operations, consisting of $230,000 in severance payments to affected employees, $107,000 related to the termination of certain operating lease contracts and $884,000 in connection with the severance agreement termination.

In December 2001, following the sale of certain natural gas and oil properties to Carmen Acquisition Corp. (see Note 3), the Company reduced its work force and elected to terminate employment contracts with certain senior officers of the Company. A total charge of approximately $1,104,000 has been reflected in the consolidated statements of operations. Such charge consists of $374,000 in severance payments made to affected employees during 2001 and $730,000 related to the termination of the employment contracts with the senior officers. The amounts owed to the senior offices were included accrued compensation at December 31, 2001 and were paid in 2002.

13.  Commitments and Contingencies

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

The Company has established a severance agreement for the President and CEO of the Company. This agreement provides for severance benefits to be paid upon involuntary separation as a result of actions taken by the Company or its successors. At December 31, 2001, the severance benefits under this agreement were approximately $1.0 million. A provision for these benefits would not be made unless an involuntary termination was probable.

Pursuant to a Special Retainer Agreement effective July 1, 1998, as amended, the Company is obligated to pay an outside counsel approximately $308,700 in the event that the agreement is terminated by reason of expiration of term, by counsel for good reason, by reason of change in control, or by the Company at will. A provision for the payment would not be made unless termination of the agreement was probable.

The Company is currently involved in litigation with the Commissioners of the Land Office (CLO) over alleged improper royalty payments made to the State on gas purchased by the Company's pipeline system. The Company purchased the pipeline system from Carlton Resources Corporation (Carlton) in 1998. The alleged improper payments occurred primarily prior to the time that the Company owned the pipeline system. The amount of damages claimed by the CLO is believed to approximate $600,000. The Company has denied all of the substantive allegations made by the CLO and plans to vigorously defend the case. No loss accrual has been reflected in the financial statements at December 31, 2001, as management does not believe that a loss is probable. In the event that the Company is unsuccessful in defending the allegations made by the CLO, the Company believes that the former stockholders of Carlton and a former joint venture partner of Carlton are contractually obligated to indemnify the Company for all material amounts assessed against the Company, including legal fees incurred.

The Company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

14.  Hedging Strategy

During 1999, 2000, and 2001, the Company utilized a cash flow hedging program to reduce its exposure to unfavorable changes in natural gas prices that are subject to significant and often volatile fluctuation. Under this program, the Company hedges portions of its forecasted natural gas production by utilizing fixed-price natural gas swap contracts. Under the swap contracts, the Company receives a fixed price for natural gas and pays a floating price (generally NYMEX futures prices) to a counterparty. When market prices for natural gas decline, the decline in the value of the cash flows from the Company's forecasted natural gas production designated as being hedged is substantially offset by gains in the value of the fixed price swap contracts. Conversely, when market prices increase, the increase in the value of the cash flows from the Company's forecasted natural gas production designated as being hedged is substantially offset by losses in the value of the fixed price swap contracts.

As of December 31, 2001, the Company had no contracts in place to hedge the price received for its future forecasted natural gas production, however such contracts may be utilized in the future.

15.  Natural Gas and Oil Producing Activities

Capitalized costs relating to natural gas and oil producing activities and related accumulated depreciation and amortization at December 31 are summarized as follows:

                                                2000                  2001
                                             ---------             ---------
                                                      (In Thousands)
Proved natural gas and oil properties        $ 124,026             $  49,449
Accumulated depreciation and amortization      (40,118)              (17,269)
                                             ---------             ---------
                                             $  83,908             $  32,180
                                             =========             =========

Costs incurred in natural gas and oil producing activities for the years ended December 31 are as follows:

                                            1999       2000        2001
                                         --------    --------    --------
                                          (In Thousands, Except Per Mcfe)
Acquisition of proved properties         $     -     $     -     $     -
Development costs                        $ 3,625     $ 4,464     $ 8,844
Exploration costs                        $   860     $ 2,421     $ 2,200
Amortization rate per equivalent Mcf     $   .92     $   .82     $   .88

16.  Supplementary Natural Gas and Oil Reserve Information (Unaudited)

The Company has interests in natural gas and oil properties that are principally located in Oklahoma, Texas, and New Mexico. The Company does not own or lease any natural gas and oil properties outside the United States.

The Company retains independent engineering firms to provide year-end estimates of the Company's future net recoverable natural gas, oil, and natural gas liquids reserves. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure is required for recompletion.

Net quantities of proved developed and undeveloped reserves of natural gas and oil, including condensate and natural gas liquids, are summarized as follows:


                                          Natural Gas           Crude Oil
                                     (Million Cubic Feet)   (Thousand Barrels)
                                    ---------------------   ------------------

December 31, 1998                         109,894               3,653

Extensions and discoveries                  4,942                 318
Sales of reserves in place                 (4,481)               (226)
Purchases of reserves in place                  -                   -
Revisions of previous estimates              (308)                224
Production                                 (8,283)               (362)
                                       -----------------    -----------------
December 31, 1999                         101,764               3,607

Extensions and discoveries                  9,751                 124
Sales of reserves in place                   (781)                (74)
Purchases of reserves in place                  -                   -
Revisions of previous estimates            13,216                 529
Production                                 (6,661)               (295)
                                       -----------------    -----------------
December 31, 2000                         117,289               3,891

Extensions and discoveries                 10,265                 218
Sales of reserves in place                (77,511)             (1,375)
Purchases of reserves in place                  -                   -
Revisions of previous estimates            (8,738)               (571)
Production                                 (5,817)               (261)
                                       -----------------    -----------------
December 31, 2001                          35,488               1,902
                                       =================    =================

Proved developed reserves:
   December 31, 1998                       77,035               2,760
   December 31, 1999                       68,134               2,901
   December 31, 2000                       83,018               3,158
   December 31, 2001                       22,088               1,556


The following is a summary of a standardized measure of discounted net cash flows related to the Company's proved natural gas and oil reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using natural gas and oil prices as of the end of the period presented. Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved natural gas and oil reserves, less the tax basis of the properties involved.

The Company cautions against using this data to determine the fair value of its natural gas and oil properties. To obtain the best estimate of fair value of the natural gas and oil properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation. In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production that impair the usefulness of the data.

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves at December 31 are summarized as follows:

                                                  1999           2000           2001
                                              ----------    -----------     ----------
                                                           (In Thousands)
Future cash inflows                           $  293,097     $1,165,721     $  134,145
Future production and development costs         (113,272)      (225,655)       (51,767)
Future income tax expenses                       (26,450)      (331,920)       (19,239)
                                              ----------     ----------     ----------
Future net cash flows                            153,375        608,146         63,139

10% annual discount for estimated timing
  of cash flows                                  (74,387)      (302,701)       (30,119)
                                              ----------     ----------     ----------
Standardized measure of discounted future
  net cash flows                              $   78,988     $  305,445     $   33,020
                                              ==========     ==========     ==========

The following are the principal sources of change in the standardized measure of discounted future net cash flows of the Company for each of the three years in the period ended December 31, 2001:

                                                     1999            2000            2001
                                                   --------      ----------      ----------
                                                                   (In Thousands)
Discounted future net cash flows at beginning
   of year                                         $ 73,691      $   78,988      $  305,445

Changes during the year:
   Sales and transfers of natural gas and oil
     produced, net of production costs              (15,292)        (18,005)        (16,734)
   Net changes in prices and production costs        23,037         299,158        (390,453)
   Extensions and discoveries, less related costs     7,181          41,147           4,961
   Development costs incurred and revisions           2,717           2,174             568
   Sales of reserves in place                        (6,366)           (916)        (64,419)
   Purchases of reserves in place                         -               -               -
   Revisions of previous quantity estimates          (7,535)         55,822          (5,216)
   Net change in income taxes                        (2,705)       (151,488)        157,640
   Accretion of discount                              8,462           9,261          47,055
   Other                                             (4,202)        (10,696)         (5,827)
                                                   --------      ----------       ---------
   Net change                                         5,297         226,457        (272,425)
                                                   --------      ----------       ---------
Discounted future net cash flows at end of year    $ 78,988      $  305,445       $  33,020
                                                   ========      ==========       =========

Prices used in computing these calculations of future cash flows from estimated future production of proved reserves were $22.76, $23.75, and $19.78 per barrel of oil at December 31, 1999, 2000, and 2001, respectively, and $2.07, $9.98, and $2.72 per thousand cubic feet of natural gas at December 31, 1999, 2000, and 2001, respectively. Such prices do not include the effect of the Company's fixed price contracts designated as hedges.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002                         RAM ENERGY, INC.

                                       By LARRY E. LEE
                                          Larry E. Lee
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signatures                      Title                           Date
-------------------------       ------------------------------  ------------
WILLIAM W. TALLEY, II, PH.D.
William W. Talley, II, Ph.D.    Chairman of the Board           March 29, 2002

LARRY E. LEE
Larry E. Lee                    President and Chief Executive   March 29, 2002
                                Officer (principal executive
                                officer)

JOHN M. LONGMIRE
John M. Longmire                Senior Vice President and       March 29, 2002
                                Chief Financial Officer
                                (principal financial officer
                                and principal accounting
                                officer), Treasurer and
                                Secretary

GERALD R. MARSHALL
Gerald R. Marshall              Director                        March 29, 2002

JOHN M. REARDON
John M. Reardon                 Director                        March 29, 2002


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

                                  EXHIBIT INDEX

Exhibit
No.         Description of Exhibit              Method of Filing
-------     ----------------------              --------------------------------
3.1         Company's Amended and               Incorporated herein by reference
            Restated Certificate of
            Incorporation

3.2         Company's Amended and               Incorporated herein by reference
            Restated Bylaws

4.1         Indenture dated as of               Incorporated herein by reference
            February 24, 1998 among
            the Company, as issuer,
            RB Operating Company and
            RLP Gulf States, L.L.C., as
            Subsidiary Guarantors, and
            United States Trust Company
            of New York, as trustee

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

10.4        RAM Energy 1998 Stock               Incorporated herein by reference
            Incentive Plan

10.5        Special Severance Agreement         Incorporated herein by reference
            by and between William W.
            Talley II and the Company
            dated as of December 1, 1997

10.6        Employment Agreement by and         Incorporated herein by reference
            between Larry E. Lee and
            the Company dated as of
            December 1, 1997

10.8        Form of the Company's               Incorporated herein by reference
            Indemnity Agreement

10.15       Amended and Restated Loan           Incorporated herein by reference
            and Security Agreement by
            and between the Company, as
            Borrower, the Financial
            Institutions named therein
            and Foothill Capital
            Corporation, as Agent,
            dated December 27, 1999

10.16       Employment and Severance            Incorporated herein by reference
            Agreement by and between
            John M. Longmire and the
            Company dated December 13,
            1999

10.16.1     Employment and Severance            Incorporated herein by reference
            Agreement by and between
            Larry G. Rampey and the
            Company dated December 13,
            1999

10.16.2     Employment and Severance            Incorporated herein by reference
            Agreement by and between
            Drake N. Smiley and the
            Company dated December 13,
            1999

10.6.1      Amendment of Employment             Incorporated herein by reference
            Agreement by and between
            Larry E. Lee and the Company

10.17       Employment Agreement by and         Incorporated herein by reference
            between William W. Talley II
            and the Company dated
            January 1, 2001

10.18       Employment and Severance            Incorporated herein by reference
            Agreement by and between
            John M. Longmire and the
            Company dated December 1,
            2000

10.19       Employment and Severance            Incorporated herein by reference
            Agreement by and between
            Larry G. Rampey and the
            Company dated December 1,
            2000

10.20       Employment and Severance            Incorporated herein by reference
            Agreement by and between
            Drake N. Smiley and the
            Company dated December 1,
            2000

21          Subsidiaries of the Company         Filed herewith electronically