Form 10-Q
period 2002-03-31
RAM ENERGY INC/OK
filed 2002-05-15
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

                        Commission File Number 333-42641

                                   [RAM LOGO]

                                RAM Energy, Inc.
             (Exact name of registrant as specified in its charter.)


             Delaware                                  52-1535102
             --------                                  ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

5100 East Skelly Drive, Suite 650
        Tulsa, Oklahoma                                      74135
        ---------------                                      -----
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

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION............................................

     Item 1.  Financial Statements

           Balance Sheets - December 31, 2001 and March 31, 2002
                (Unaudited).................................................

           Statements of Operations - Three months ended March 31, 2001 and 2002 (Unaudited)........................................

           Statements of Cash Flows - Three months ended March 31, 2001 and 2002 (Unaudited)........................................

           Notes to Financial Statements (Unaudited)........................

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...

PART II.   OTHER INFORMATION................................................

     Item 1.  Legal Proceedings ............................................

     Item 2.  Changes in Securities and Use of Proceeds ....................

     Item 3.  Defaults Upon Senior Securities ..............................

     Item 4.  Submission of Matters to a Vote of Security Holders ..........

     Item 5.  Other Information.............................................

     Item 6.  Exhibits and Reports on Form 8-K..............................

SIGNATURES

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                          RAM Energy, Inc.

                                     Consolidated Balance Sheets
                                       (Dollars in Thousands)
                                                                   December 31,           March 31,
                                                                       2001                  2002
                                                                   ------------ -------------------
                                                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $    19,874       $    10,461
   Accounts receivable:
      Escrow cash                                                        6,375             3,797
      Natural gas and oil sales                                          1,921             1,573
      Joint interest operations, net of allowance for doubtful
        accounts of $532 in 2001 and $982 in 2002                        1,243               829
      Other                                                                 47               176
   Prepaid expenses and deposits                                           626               696
                                                                   ------------      ------------
Total current assets                                                    30,086            17,532

Properties and equipment at cost:
   Natural gas and oil properties and equipment, based on full
     cost accounting                                                    49,449            50,370
   Pipeline system                                                      39,813            39,816
   Other property and equipment                                          4,497             4,348
                                                                   ------------      ------------
                                                                        93,759            94,534
   Less accumulated amortization and depreciation                       28,281            29,459
                                                                   ------------      ------------
Net properties and equipment                                            65,478            65,075

Other assets:
   Deferred offering costs, net of accumulated amortization
     of $1,539 in 2001 and $1,640 in 2002                                2,462             2,361
   Other                                                                   296             1,784
                                                                   ------------      ------------
Total assets                                                       $    98,322       $    86,752
                                                                   ============      ============

Liabilities and Stockholders' Deficiency
Current liabilities:
   Accounts payable:
      Trade                                                        $     4,115       $     2,003
      Natural gas and oil proceeds due others                            4,186             1,904
      Related parties                                                       76               175
   Accrued liabilities:
      Compensation                                                       1,048               170
      Interest                                                           3,988             1,302
      Litigation settlement                                                  -               300
      Other                                                                 27                41
   Gas balancing liability                                                  41                41
   Long-term debt due within one year                                      135                79
                                                                   ------------      ------------
Total current liabilities                                               13,616             6,015

Gas balancing liability and other not expected to be
  settled within one year                                                2,194             2,194
Long-term debt due after one year                                       91,265            91,219
Deferred income taxes                                                   10,994             9,503
Commitments and contingencies                                              600               600

Stockholders' deficiency:
   Preferred stock, $.01 par value; authorized--
     5,000,000 shares; none issued                                           -                 -
   Common stock, $.01 par value; authorized--
     15,000,000 shares; issued and outstanding--
     2,727,000 shares                                                       27                27
   Paid-in capital                                                          16                16
   Accumulated deficit                                                 (20,390)          (22,822)
                                                                   ------------      ------------
Stockholders' deficiency                                               (20,347)          (22,779)
                                                                   ------------      ------------
Total liabilities and stockholders' deficiency                     $    98,322       $    86,752
                                                                   ============      ============


See accompanying notes.

                                  RAM Energy, Inc.

                       Consolidated Statements of Operations
                                    (Unaudited)
                (Dollars in Thousands, Except for Per Share Amounts)
                                                            Three months ended
                                                                 March 31,
                                                           2001            2002
                                                        ----------      ----------
Operating revenues:
   Natural gas and oil sales                            $    9,782      $    1,980
   Pipeline system                                           5,962           2,529
   Other                                                        22             103
                                                        ----------      ----------
Total operating revenues                                    15,766           4,612

Operating expenses:
   Natural gas and oil production taxes                        966             267
   Natural gas and oil production expenses                   1,296             615
   Pipeline system purchases                                 4,457           2,065
   Pipeline system operations                                   91             179
   Amortization and depreciation                             2,440           1,370
   Provision for doubtful receivable                             -             450
   General and administrative, overhead and
     other expenses, net of operator's overhead fees
                                                               946           1,139
                                                        ----------      ----------
Total operating expenses                                    10,196           6,085
                                                        ----------      ----------
Operating income (loss)                                      5,570          (1,473)

Other income (expense):
   Interest expense                                         (3,634)         (2,604)
   Interest income                                              35             154
                                                        ----------      ----------
Income (loss) before income taxes                            1,971          (3,923)

Income tax provision (benefit)                                 750          (1,491)
                                                        ----------      ----------
Net income (loss)                                       $    1,221      $   (2,432)
                                                        ==========      ==========

Net loss per share--basic and diluted                         $.45           $(.89)
                                                        ==========      ==========

Weighted average shares outstanding                      2,727,000       2,727,000
                                                        ==========      ==========

See accompanying notes.

                                    RAM Energy, Inc.

                          Consolidated Statements of Cash Flows
                                 (Dollars in Thousands)
                                       (Unaudited)
                                                                Three months ended
                                                                     March 31,
                                                               2001             2002
                                                            ----------       ----------
Operating Activities
Net income (loss)                                           $   1,221        $  (2,432)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Amortization of Senior Notes discount included in
        interest expense                                           39               39
      Amortization and depreciation:
        Natural gas and oil properties and equipment            1,634              702
        Pipeline system                                           488              498
        Senior Notes fees                                         117              101
        Credit facility fees                                      135                -
        Other property and equipment                               66               69
      Deferred income taxes                                       750           (1,491)
      Provision for doubtful receivable                             -              450
      Cash provided by (used in) changes in operating
        assets and liabilities:
        Prepaid expenses and deposits                             116              (70)
        Accounts receivable                                    (1,525)             183
        Accounts payable                                        2,774           (4,274)
        Accrued liabilities and other                          (2,371)          (3,268)
        Gas balancing liability                                  (154)               -
                                                            ----------       ----------
Total adjustments                                               2,069           (7,061)
                                                            ----------       ----------
Net cash provided by (used in) operating activities             3,290           (9,493)

Investing Activities
Proceeds released from escrow                                       -            2,578
Payments for natural gas and oil properties and equipment      (2,411)            (937)
Proceeds from sales of natural gas and oil properties
  and equipment                                                    72                -
Payments for other property and equipment                         (69)             (10)
Payments for pipeline system                                       (5)              (3)
Payments for other assets                                         (85)               -
Proceeds from sales of other assets                                 -               12
                                                            ----------       ----------
Net cash provided by (used in) investing activities            (2,498)           1,640

Financing Activities
Principal payments on other long-term debt                        (58)             (60)
Proceeds from borrowings on other long-term debt                1,055                -
Payment for standby letter of credit                                -           (1,500)
                                                            ----------       ----------
Net cash provided by (used in) financing activities               997           (1,560)
                                                            ----------       ----------
Increase (decrease) in cash and cash equivalents                1,789           (9,413)

Cash and cash equivalents at beginning of period                  917           19,874
                                                            ----------       ----------
Cash and cash equivalents at end of period                  $   2,706        $  10,461
                                                            ==========       ==========

Disclosure of Non Cash Investing and Financing Activities
   Accrued interest added to principal balance of Foothill
     credit facility                                        $     774        $       -
                                                            ==========       ==========

See accompanying notes.

                                RAM Energy, Inc.

              Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Organization and Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the results of operations and cash flows of RAM Energy, Inc. (the Company) for the three-month periods ended March 31, 2001 and 2002. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. Certain reclassifications have been made to the prior period statements to conform with current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies.

Nature of Operations and Organization

The Company operates exclusively in the upstream segment of the natural gas and oil industry with activities including the drilling, completion and operation of natural gas and oil wells. The Company conducts the majority of its operations in the states of Oklahoma, Texas and New Mexico. Additionally, the Company owns and operates a pipeline system and a saltwater disposal operation in north central Oklahoma (the Pipeline System). The Pipeline System purchases, transports and markets natural gas and oil production and disposes of saltwater from properties owned by other oil and gas companies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

2.   Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 2001 and March 31, 2002, by approximately $23.9 million and $27.6 million, respectively, based on quoted market prices.

3.   Escrow Cash

Effective December 1, 2001, the Company sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of the Company's producing and non-producing oil and gas properties located in 17 counties in Oklahoma, Texas and New Mexico. The base purchase price of $76.0 million (before customary closing and post-closing adjustments) was paid 85% in cash and 15% by the surrender or approximately $11.1 million principal amount of the Company's 11.5% Senior Notes due 2008 valued at par. At the closing, $7.5 million of the purchase price consisting of $6.4 million cash and $1.1 million in Senior Notes was deposited in escrow pending determination of any post-closing adjustments. During the quarter ended March 31, 2002, the Company received approximately $3.0 million of the escrow amounts consisting of $2.6 million cash and $0.5 million Senior Notes. On April 9, 2002, the Company received an additional distribution of $3.4 million in cash and $0.6 million in Senior Notes resulting in approximately $0.5 million remaining in escrow to be disbursed pending the resolution of the remaining potential post-closing adjustments. The Company expects all material amounts remaining in escrow will be released to the Company in the second quarter of 2002.

4.   Subsidiary Guarantors

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

The following represents the condensed consolidating balance sheets for the Company and its subsidiaries at December 31, 2001 and March 31, 2002:

                                                                                                                      Total
                                                                                Subsidiary      Consolidating     Consolidated
                                                                   Parent       Guarantors       Adjustments         Amounts
                                                                -----------    ------------     -------------     ------------
December 31, 2001
Current assets                                                  $    27,381    $     16,455     $    (13,750)     $     30,086
Property and equipment, net                                           9,691          55,787                -            65,478
Investment in subsidiary                                             46,412               -          (46,412)                -
Other assets                                                          2,422             336                -             2,758
                                                                ------------   -------------    -------------     -------------
Total assets                                                    $    85,906    $     72,578     $    (60,162)     $     98,322
                                                                ============   =============    =============     =============

Current liabilities                                             $    23,389    $      3,977     $    (13,750)     $     13,616
Long-term debt                                                       91,222              43                -            91,265
Other non-current liabilities                                         2,794               -                -             2,794
Deferred income taxes                                               (11,152)         22,146                -            10,994
                                                                ------------   -------------    -------------     -------------
Total liabilities                                                   106,253          26,166          (13,750)          118,669

Stockholders' equity (deficiency)                                   (20,347)         46,412          (46,412)          (20,347)
                                                                ------------   -------------    -------------     -------------
Total liabilities and stockholders' equity (deficiency)
                                                                $    85,906    $     72,578     $    (60,162)     $     98,322
                                                                ============   =============    =============     =============

March 31, 2002
Current assets                                                  $    16,076    $     18,412     $    (16,956)     $     17,532
Property and equipment, net                                           9,287          55,788                -            65,075
Investment in subsidiary                                             46,945               -          (46,945)                -
Other assets                                                          3,859             286                -             4,145
                                                                ------------   -------------    -------------     -------------
Total assets                                                    $    76,167    $     74,486     $    (63,901)     $     86,752
                                                                ============   =============    =============     =============

Current liabilities                                             $    21,297    $      1,674     $    (16,956)     $      6,015
Long-term debt                                                       91,180              39                -            91,219
Other non-current liabilities                                         2,794               -                -             2,794
Deferred income taxes                                               (16,325)         25,828                -             9,503
                                                                ------------   -------------    -------------     -------------
Total liabilities                                                    98,946          27,541          (16,956)          109,531

Stockholders' equity (deficiency)                                   (22,779)         46,945          (46,945)          (22,779)
                                                                ------------   -------------    -------------     -------------
Total liabilities and stockholders' equity (deficiency)         $    76,167    $     74,486     $    (63,901)     $     86,752
                                                                ============   =============    =============     =============

4. Subsidiary Guarantors (continued)

The following represents the condensed consolidating statements of operations and statements of cash flows for the Company and its subsidiaries for the three-months ended March 31, 2001 and 2002:

                                                                                                            Total
                                                                             Subsidiary    Consolidating   Consolidated
                                                                  Parent     Guarantors    Adjustments       Amounts
                                                                  ------     ----------    -----------       -------
Three-months ended March 31, 2001
Operating revenues                                             $   10,418    $    9,367    $    (4,019)   $    15,766
Operating expenses                                                  4,832         5,364              -         10,196
                                                               -----------   -----------   ------------   ------------
Operating income                                                    5,586         4,003         (4,019)         5,570
Other income (expense)                                             (3,615)           16              -         (3,599)
                                                               -----------   -----------   ------------   ------------
Income (loss) before income taxes                                   1,971         4,019         (4,019)         1,971
Income taxes                                                          750             -              -            750
                                                               -----------   -----------   ------------   ------------
Net income (loss)                                              $    1,221    $    4,019    $    (4,019)   $     1,221
                                                               ===========   ===========   ============   ============

Cash flows provided by (used in) operating activities          $    2,138    $    1,152    $         -    $     3,290
Cash flows provided by (used in) investing activities              (2,185)         (313)             -         (2,498)
Cash flows provided by (used in) financing activities               4,197        (3,200)             -            997
                                                               -----------   -----------   ------------   ------------
Increase (decrease) in cash and cash equivalents                    4,150        (2,361)             -          1,789
Cash and cash equivalents at beginning of period                      369           548              -            917
                                                               -----------   -----------   ------------   ------------
Cash and cash equivalents at end of period                     $    4,519    $   (1,813)   $         -    $     2,706
                                                               ===========   ===========   ============   ============

Three-months ended March 31, 2002
Operating revenues                                             $    2,151    $    2,994    $      (533)   $     4,612
Operating expenses                                                  3,618         2,467              -          6,085
                                                               -----------   -----------   ------------   ------------
Operating income (loss)                                            (1,467)          527           (533)        (1,473)
Other income (expense)                                             (2,456)            6              -         (2,450)
                                                               -----------   -----------   ------------   ------------
Income (loss) before income taxes                                  (3,923)          533           (533)        (3,923)
Income taxes                                                       (1,491)            -              -         (1,491)
                                                               -----------   -----------   ------------   ------------
Net income (loss)                                              $   (2,432)   $      533    $      (533)   $    (2,432)
                                                               ===========   ===========   ============   ============

Cash flows provided by (used in) operating activities          $   (4,181)   $   (5,312)   $         -    $    (9,493)
Cash flows provided by (used in) investing activities                  49         1,591              -          1,640
Cash flows provided by (used in) financing activities                  (3)       (1,557)             -         (1,560)
                                                               -----------   -----------   ------------   ------------
Increase (decrease) in cash and cash equivalents                   (4,135)       (5,278)             -         (9,413)
Cash and cash equivalents at beginning of period                    1,299        18,575              -         19,874
                                                               -----------   -----------   ------------   ------------
Cash and cash equivalents at end of period                     $   (2,836)   $   13,297    $         -    $    10,461
                                                               ===========   ===========   ============   ============

4. Subsidiary Guarantors (continued)

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

5. Comprehensive Loss

Components of comprehensive loss for the three-month periods are as follows:

                                                          Three months ended
                                                               March 31,
                                                               ---------
                                                        2001           2002
                                                        ----           ----
Net income (loss)                                     $ 1,221       $ (2,432)
Other comprehensive loss, net of tax:
    Transition adjustment upon adoption of SFAS
       No. 133 at January 1, 2001                      (4,596)             -
    Reclassification adjustments - contract
       Settlements                                      1,412              -
    Change in the value of derivative contracts         1,730              -
                                                      --------      ---------
Comprehensive loss                                    $  (233)      $ (2,432)
                                                      ========      =========

6. Contingencies

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

In connection with the Company's sale to Carmen Acquisition Corp., a holder of approximately $50.9 million principal amount of the Company's Senior Notes has claimed that certain events of default have occurred that, if substantiated, could cause the Company's Senior Notes to become due and payable immediately. Management of the Company has responded to all claims made by the noteholder and believes that all claims will be successfully resolved and that no event of default has occurred.

7. Subsequent Events

The Company was involved in litigation with the Commissioners of the Land Office
(CLO) over alleged improper royalty payments made to the State on gas purchased by the Company's pipeline system. The Company purchased the pipeline system from Carlton Resources Corporation (Carlton) in 1998. The alleged improper payments occurred primarily prior to the time that the Company owned the pipeline system. During April 2002, the Company settled the lawsuit resulting in a payment made by the Company to the CLO for $515,000. The Company has been reimbursed by a former joint venture partner of Carlton for $250,000. The Company believes that the former stockholders of Carlton are liable for the remaining portion of the settlement amount as well as legal fees incurred by the Company in defending the litigation. At March 31, 2002, the Company recorded a provision for doubtful receivable of $450,000 representing the portion of the settlement payment and legal fees believed to be owed by the former stockholders of Carlton. The
Company intends to pursue all legal remedies in collecting this amount, and should the Company prevail wholly or partially, such amount will be recorded in income at the time of collection.

In April 2002, the Company acquired additional interests in certain oil and gas properties already owned by the Company located in Louisiana for approximately $1.3 million. Funding for the acquisition was made from existing cash balances.

In April 2002, the Company's Board of Directors adopted a resolution eliminating the Company's Preferred Stock, none of which were issued and outstanding, and reduced the authorized number of shares of Common Stock from 15,000,000 to 5,000,000 shares. The Board also granted an outside counsel an option to purchase 50,000 shares of the Company's common stock at an exercise price per share of $2.50 and re-priced the options previously granted to $2.50 per share.


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

Effective December 1, 2001, we sold 86 Bcfe of our proved reserves to Carmen Acquisition Corp., an affiliate of Chesapeake Energy Corporation, for $76.0 million in a combination of cash and the surrender of approximately $11.1 million principal amount of our outstanding 11 1/2% senior notes. The natural gas reserves that we sold included certain reserves that were subject to a volumetric production payment in favor of Duke Energy. All our obligations to Duke Energy under the volumetric production payment were assumed by Carmen Acquisition. We used a portion of the net proceeds from the sale to fully repay our senior secured credit facility.

Critical Accounting Policies

Our revenue, profitability and cash flow are directly impacted by prevailing prices for natural gas and oil and the volumes of natural gas and oil we produce. In addition, our proved reserves and the rates of our natural gas and oil production will decline as natural gas and oil are produced unless we are successful in acquiring additional producing properties or conducting successful exploration and development drilling activities. We follow the entitlements method of accounting for natural gas and oil sales.

We periodically utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At March 31, 2002, we had no hedging contracts in place. For the three months ended March 31, 2001, our hedging strategies covered natural gas only and reduced our realized gas prices by $1.48 per Mcf.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Operating Revenues. Our operating revenues decreased by $11.2 million, or 71%, for the three months ended March 31, 2001 compared to the year earlier period. The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                           Three months ended
                                               March 31,
                                               ---------                      % Increase
                                        2001                2002              (Decrease)
                                   ----------------    ---------------     -----------------

Natural gas and oil sales              $9,782               $1,980              ( 79.8)%
(in thousands)

Production volumes:
      Natural gas (MMcf).               1,542                  487              ( 68.4)%
      Oil (MBbls). . . . . . . .           68                   43              ( 36.8)%
Average sale prices:
      Natural gas (per Mcf)             $5.05                $2.32              ( 54.0)%
      Oil (per Bbl). . . . . . .        29.44                19.80              ( 32.7)%

Natural gas and oil sales. Our natural gas and oil sales were lower in the first quarter of 2002 compared to the first quarter of 2001, with a 62% decrease in production due, primarily, to our sale of proved reserves to Carmen Acquisition in December 2001 and a 47% decrease in realized prices, both on an Mcfe basis. Average daily production was 8.3 MMcfe in the first quarter of 2002 compared to
21.4 MMcfe during the first quarter of 2001, a decrease of 61%. For the first quarter of 2002, our natural gas production decreased by 68% and our oil production decreased 37% compared to the first quarter of 2001. The average realized sales price for natural gas was $2.32 per Mcf for the quarter ended March 31, 2002, an decrease of 54% compared to $5.05 per Mcf for the same quarter in 2001. The average realized oil price for the quarter ended March 31, 2002 was $19.80 per Bbl, a 33% decrease compared to $29.44 per Bbl for the quarter ended March 31, 2001.

Our natural gas sales are computed net of gains or losses from fixed-price swaps for physical deliveries during the reporting period. We had no transactions of this type for the first quarter of 2002. We sustained $2.3 million in losses, or $1.48 per Mcf, from these transactions in the first quarter of 2001.

Pipeline System. Our pipeline system revenue was $2.5 million for the three months ended March 2002, a decrease of $3.4 million, or 58%, compared to the three months ended March 2001. This decrease was due primarily to a decrease in natural gas prices in the quarter ended March 31, 2002 compared to the same quarter in 2001. We are obligated to deliver 10,000 MMbtu's per day at the tailgate of the system, and we purchase natural gas from wells connected to the system to satisfy that obligation. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $2.2 million for the first quarter of 2002, and our pipeline system operating margin was $285,000. For the three months ended March 31, 2001 purchases from third parties and operating costs totaled $4.5 million and our pipeline system operating margin was $1.4 million.

Natural Gas and Oil Production Taxes. Our natural gas and oil production taxes for the quarter ended March 31, 2002 were $267,000, a decrease of $699,000, or 72%, from the $966,000 incurred for the quarter ended March 2001. Production taxes are based on realized prices at the well head. As revenues from natural gas and oil sales increase or increase, production taxes on these sales increase or decrease also. On an Mcfe basis, natural gas and oil production taxes were $0.37 per Mcfe for the first quarter of 2002 compared to $0.50 per Mcfe for the first quarter of 2001.

Natural Gas and Oil Production Expense. Our natural gas and oil production expense was $615,000 for the quarter ended March 31, 2002, a decrease of $681,000, or 53%, from $1.3 million for the first quarter of 2001. For the first quarter of 2002, our natural gas and oil production expense was $0.83 per Mcfe compared to $0.67 per Mcfe for the first quarter of 2001, this increase is due to a higher percentage of higher-cost oil properties in the 2002 quarter compared to the quarter of the previous year.

Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $1.1 million, or 44%, for the first quarter of 2002 compared to the same period in 2001. This decrease was due for the most part to lower production during the current quarter. Our amortization and depreciation expense was $1.84 per Mcfe for the 2002 quarter, an increase of 47% compared to $1.25 per Mcfe for the 2001 quarter. This increase per Mcfe is due to the approximate $500,000 of straight-line depreciation of our pipeline system in both periods.

Provision for Doubtful Receivable. During April 2002 we settled a lawsuit for which we believe we were indemnified by, among others, the former owners of Carlton Resources. Those owners have not yet paid their share of billings for legal representation, nor their share of the settlement which totals $450,000. At March 31, 2002 we accrued their share of the settlement amount as a liability, a receivable from them, and a provision for doubtful receivable for their share of all costs associated with the litigation. We intend to pursue all legal remedies in collecting this amount, and should we prevail wholly or partially, such amount will be recorded in income at that time.

General & Administrative Expense. For the quarter ended March 31, 2002 our general and administrative expense increased $193,000, or 20%, as compared with the 2001 period. This increase is a result of the loss of overhead billed to third parties (a reduction of this expense item) associated with the properties we sold effective December 1, 2001.

Interest Expense. Our interest expense decreased by $1.0 million to $2.6 million for the three months ended March 31, 2002 compared to $3.6 million for the comparable period of 2001. This decrease was attributable to lower outstanding balances during the 2002 period.

Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of this acquisition.

Net Income (Loss). Due to the factors described above, our net loss was $2.4 million for the first quarter of 2002 compared to net income of $1.2 million for the first quarter of 2001.

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

Liquidity and Capital Resources

As of March 31, 2002 we had cash and cash equivalents of $10.5 million and, in conjunction with our sale of natural gas and oil properties to Carmen Acquisition previously discussed, $3.8 million in an escrow account discussed below.

As of March 31, 2002 we had $91.1 million ($91.9 million excluding the original issue discount) of indebtedness outstanding evidenced by our 11 1/2% senior notes issued in February 1998. Under the terms of the indenture governing our outstanding 11 1/2% senior notes, we currently may incur up to $30.0 million in permitted indebtedness in addition to the indebtedness outstanding under our senior notes. Subject to certain covenants contained in the indenture, at December 31, 2001, we could incur $30.0 of additional indebtedness.

Historically, we have funded our business activities with operating cash flow and reserve-based bank borrowings. From time to time we engage in discussions relating to potential acquisitions of natural gas and oil properties or companies engaged in the natural gas and oil business. On April 12, 2002 we acquired additional interests in properties in which we already owned interests for $1.3 million, effective January 1, 2002. We have no other present agreement, commitment or understanding with respect to any material acquisitions. Any future acquisitions may require that we obtain additional financing that will depend upon financing arrangements, if any, available at the time.

Sale to Carmen Acquisition. Effective December 1, 2001, we sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of our producing and non-producing oil and gas properties located in 17 counties in Oklahoma, Texas and New Mexico. The base purchase price of $76 million (before customary closing and post-closing adjustments) was paid 85% in cash and 15% by the surrender of approximately $11.1 principal amount of our 11 1/2% senior notes valued at par. The sale included approximately 86 Bcfe of proved reserves as of December 1, 2001, including approximately 27 Bcfe of undeveloped reserves.

Approximately $7.5 million of the purchase price (85% in cash and 15% in our senior notes) was deposited in escrow to secure post-closing claims for title and environmental defects and other matters. As of March 31, 2002, we have received approximately $3.0 million (85% in cash and 15% in senior notes) out of the escrow account. The final date for reconciling claims against the escrow account was April 3, 2002. By April 9, 2002 we had received a combination of cash and our 11 1/2% senior notes equal to $7.0 million, leaving all but $466,000 in cash and our 11 1/2% senior notes in escrow pending resolution of one item.

At the time of the sale, Carmen Acquisition owned 49.5% of our outstanding common stock. Immediately following the sale, Carmen Acquisition sold all of our common stock owned by it to our two major shareholders, Larry E. Lee and William
W. Talley II. As a result of this sale, Messrs. Lee and Talley currently own all of our outstanding common stock.

We used the net proceeds of our sale to Carmen Acquisition to fully repay our senior secured credit facility with Foothill Capital Corporation and to obtain a release of all mortgages and other liens securing that facility, to reduce our working capital deficit and to provide additional capital to fund our exploration and development activities.

In connection with our sale to Carmen Acquisition, a holder of more than 25% of the outstanding principal amount of our outstanding 11 1/2% senior notes has asserted that certain events of default have occurred. We have advised such holder that we believe no such events of default have occurred or are continuing.

We amended all of the natural gas and oil purchase contracts under which production from properties sold to Carmen Acquisition and connected to our pipeline system, and from other properties owned by Chesapeake Energy Corporation ("Chesapeake") and its affiliates and connected to the system, is purchased by us. The amendments were part of the sale transaction and, in our view, are favorable to us.

At the time of our sale to Carmen Acquisition, we entered into an exploration agreement with Chesapeake Exploration Limited Partnership ("CELP"), an affiliate of Chesapeake, covering our River Bend prospect, pursuant to which the parties will share 50% each of development costs and revenues. We received a cash payment of $180,000 from Carmen Acquisition to reimburse us for 50% of our costs incurred to the date of signing the exploration agreement.

Pursuant to Section 4.10 of the indenture governing our outstanding 11 1/2% senior notes, we requested and obtained from CIBC World Markets Corp. ("CIBC") an opinion as to the fairness, from a financial point of view, of the transaction with Carmen Acquisition. The CIBC opinion did not expressly state that it covered the amendments to the natural gas and oil purchase agreements, nor did it mention the exploration agreement. Also, in accordance with Section
4.10 of the indenture, we provided the indenture trustee with a certificate of our officers relating to the sale. This certificate did not recite that the transaction had been approved by a majority of our disinterested directors.

Immediately following our sale to Carmen Acquisition, our two principal shareholders acquired 49.5% of our outstanding common stock which had been beneficially owned by Carmen Acquisition.

A holder of approximately $50.9 million principal amount of our outstanding 11 1/2% senior notes has provided us with a letter asserting that we did not meet the requirements of the indenture governing our 11 1/2% senior notes allegedly because CIBC's fairness opinion did not expressly cover the contract amendments, the exploration agreement or the purchase of stock by our two principal shareholders, and that our officers' certificate did not recite that the Carmen Acquisition transaction had been approved by a majority of our disinterested directors. Such holder has asserted that the alleged deficiencies in the fairness opinion and the officers' certificate constitute events of default under the indenture. We have advised such holder that we believe no such events of default have occurred or are continuing for the following reasons, among others:

     o All of our directors were disinterested directors and all of our directors approved the Carmen Acquisition transaction.

     o A revised officers' certificate has been provided to the indenture trustee.

     o The natural gas and oil purchase contract amendments were part of the asset sale agreement and therefore were part of the overall transaction covered by the fairness opinion and the board resolution referred to in the officers' certificate.

     o    The   exploration   agreement  was  an  ordinary  course  of  business
          transaction and was independent of, and not part of the consideration for, Carmen Acquisition's purchase of our proved reserves.

     o The purchase by our two principal stockholders of common stock from Carmen Acquisition was not a transaction between Carmen Acquisition and us, and had no effect on the asset sale transaction.

Net Cash Provided or Used in Operating Activities. Our cash flows from operating activities are comprised of three main items: net income or (loss), adjustments to reconcile net income(loss) to cash provided (used) before changes in working capital, and changes in working capital. For the quarter ended March 31, 2002, our net loss was $3.6 million more than the $1.2 million net income for the same quarter in 2001. Adjustments (primarily non-cash items such as depreciation and amortization, deferred income taxes and provision for doubtful receivables) provided $368,000 for the quarter ended March 31, 2002 compared to cash provided of $3.2 million for the same quarter in 2001, a decrease of $2.9 million.
Working capital changes for the quarter ended March 31, 2002 used cash of $7.4 million compared with cash used of $1.2 million for the same quarter in 2001. Decreases in accounts payable and accrued liabilities caused this change. For the quarter ended March 31, 2002, in total, our cash flows from operating activities used $9.5 million of net cash compared to $3.3 million of net cash provided in the same quarter of 2001.

Net Cash Provided or Used in Investing Activities. For the quarter ended March 31, 2002, net cash provided by our investing activities was $1.6 million, consisting primarily of $2.6 million released from escrow, partially offset by $0.9 million in payments for capital expenditures. This compares with $2.5 million used in investing activities for the same quarter in 2001, $2.4 or which was for capital expenditures. At current prices and without additional financing, we have budgeted $7.0 million for capital expenditures for the year 2002. We expect to use cash flow from operations and cash balances to fund these expenditures.

Net Cash Provided or Used in Financing Activities. For the quarter ended March 31, 2002 cash used in our financing activities was $1.6 million, consisting primarily of $1.5 million for purchase of a standby letter of credit. For the same quarter in 2001, cash of $1.0 million was provided by financing activities through borrowing on our credit facility.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values The carrying value of our senior notes exceeded their fair value at March 31, 2001 by approximately $20.6 million and at March 31, 2002 by approximately $27.6 million based on quoted market prices.

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

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

By written consent in lieu of meeting dated April 4, 2002, our shareholders authorized an amendment to our Certificate of Incorporation (i) reducing our authorized capital to a total of 5,000,000 shares of common stock, par value $.01 per share, and (ii) reducing to two the minimum number of directors that will constitute our Board of Directors and changing the term of office of a director to one year. We filed the amendment with the Secretary of State of Delaware on April 11, 2002.

Item 5. Other Information

Not applicable


Item 6. Exhibits and Reports on Form 8-K

Exhibit
No.            Description of Exhibit
---            ----------------------

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

10.5 Special Severance Agreement by and between William W. Talley II and the Company dated as of December 1, 1997* (1)

10.6 Employment Agreement by and between Larry E. Lee and the Company dated as of December 1, 1997* (1)

10.6.1 Amendment of Employment Agreement by and between Larry E. Lee and the Company (3)

10.8          Form of the Company's Indemnity Agreement* (1)

10.17 Employment Agreement by and between William W. Talley II and the Company dated January 1, 2001 (3)

10.18 Employment and Severance Agreement by and between John M. Longmire and the Company dated December 1, 2000 (3)

10.19 Employment and Severance Agreement by and between Larry G. Rampey and the Company dated December 1, 2000 (3)

10.20 Employment and Severance Agreement by and between Drake N. Smiley and the Company dated December 1, 2000 (3)

10.21 Asset Purchase Agreement among Registrant, Magic Circle Energy Corporation and Carmen Development Corporation, as Sellers, and Carmen Acquisition Corp., As Buyer, dated as of December 1, 2001.(4)

21            Subsidiaries of the Company (3)
_______________

*    Management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-42641) and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K filed on March 10, 1998, as exhibit number 4.2.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001 and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K dated December, 2001 and incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RAM ENERGY, INC.
                               (Registrant)

Date: May 14, 2002
                               By: LARRY E. LEE
                               Larry E. Lee
                               President and Chief Executive Officer

                               By: JOHN M. LONGMIRE
                               John M. Longmire
                               Senior Vice President and
                               Chief Financial Officer,
                               Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
No.         Description of Exhibit                      Method of Filing
-------   ------------------------              --------------------------------

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

10.4        RAM Energy 1998 Stock               Incorporated herein by reference
            Incentive Plan

10.5        Special Severance Agreement         Incorporated herein by reference
            by and between William W.
            Talley II and the Company
            dated as of December 1, 1997

10.6        Employment Agreement by and         Incorporated herein by reference
            between Larry E. Lee and
            the Company dated as of
            December 1, 1997

10.6.1      Amendment of Employment             Incorporated herein by reference
            Agreement by and between Larry E.
            Lee and the Company

10.8        Form of the Company's               Incorporated herein by reference
            Indemnity Agreement

10.17       Employment Agreement by and         Incorporated herein by reference
            between William W. Talley II and
            the Company dated January 1, 2001

10.18       Employment and Severance            Incorporated herein by reference
            Agreement by and between
            John M. Longmire and the
            Company dated December 1, 2000

10.19       Employment and Severance            Incorporated herein by reference
            Agreement by and between
            Larry G. Rampey and the
            Company dated December 1, 2000

10.20       Employment and Severance            Incorporated herein by reference
            Agreement by and between
            Drake N. Smiley and the
            Company dated December 1, 2000

10.21       Asset Purchase Agreement among      Incorporated herein by reference
            Registrant, Magic Circle Energy
            Corporation and Carmen Development
            Corporation, as Sellers, and Carmen
            Acquisition Corp., As Buyer, dated
            as of December 1, 2001.

21          Subsidiaries of the Company         Incorporated herein by reference