Form 10-Q
period 2002-06-30
RAM ENERGY INC/OK
filed 2002-08-14
CIK 1051191

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

                        Commission File Number 333-42641

                             [RAM ENERGY, INC. LOGO]

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

                                 YES [ ] NO [ ]

The registrant is not subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Act"), but files reports required by Sections 13 and 15(d) of the Act pursuant to contractual obligations.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

             2,727,000 shares of common stock issued and outstanding

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION............................................

           Consolidated Balance Sheets - December 31, 2000
                and June 30, 2002 (unaudited)...............................

           Consolidated Statements of Operations - Three months and six months ended June 30, 2001 and 2002 (unaudited).............

           Consolidated Statements of Cash Flows - Three months and
                six months ended June 30, 2001 and 2002 (unaudited).........

           Notes to Consolidated Financial Statements (unaudited)...........

           Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................

PART II.   OTHER INFORMATION................................................

           Other Information................................................

           Exhibits and Reports on Form 8-K.................................

SIGNATURES

PART I.  FINANCIAL INFORMATION

                                              RAM Energy, Inc.

                                        Consolidated Balance Sheets
                                           (Dollars in Thousands)
                                                                     December 31,          June 30,
                                                                         2001               2002
                                                                  -------------------- -----------------
                                                                                          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                      $       19,874       $        11,230
   Accounts receivable:
      Escrow cash                                                          6,375                   396
      Natural gas and oil sales                                            1,921                 1,475
      Joint interest operations, net of allowance for doubtful
        accounts of $532 in 2001 and $982 in 2002                          1,243                   884
      Related parties                                                          -                   137
      Other                                                                   47                   108
   Prepaid expenses and deposits                                             626                   585
                                                                  -------------------- -------------------
Total current assets                                                      30,086                14,815

Properties and equipment, at cost:
   Natural gas and oil properties and equipment, based on full
      cost accounting                                                     49,449                51,807
   Pipeline system                                                        39,813                39,840
   Other property and equipment                                            4,497                 4,425
                                                                  -------------------- -------------------
                                                                          93,759                96,072
   Less accumulated amortization and depreciation                         28,281                30,721
                                                                  -------------------- -------------------
Net properties and equipment                                              65,478                65,351

Other assets:
   Deferred offering costs, net of accumulated amortization
      of $1,539 in 2001 and $1,741 in 2002                                 2,462                 2,260
   Other                                                                     296                 1,898
                                                                  -------------------- -------------------
Total assets                                                             $98,322               $84,324
                                                                  ==================== ===================

Liabilities and stockholders' deficiency Current liabilities:
   Accounts payable:
      Trade                                                       $        4,115       $         1,047
      Natural gas and oil proceeds due others                              4,186                 2,307
      Related parties                                                         76                     -
   Accrued liabilities:
      Compensation                                                         1,048                   132
      Interest                                                             3,988                 3,936
      Other                                                                   27                    42
   Gas balancing liability                                                    41                    41
   Long-term debt due within one year                                        135                    79
                                                                  -------------------- -------------------
Total current liabilities                                                 13,616                 7,584

Gas balancing and other liabilities not expected to be
   settled within one year                                                 2,194                 2,218
Long-term debt due after one year                                         91,265                91,228
Deferred income taxes                                                     10,994                 7,994
Commitments and contingencies                                                600                   600

Stockholders' deficiency:
   Common stock, $.01 par value; authorized--5,000,000
      shares; issued and outstanding--2,727,000 shares                        27                    27
   Paid-in capital                                                            16                    16
   Accumulated deficit                                                   (20,390)              (25,343)
                                                                  -------------------- -------------------
Stockholders' deficiency                                                 (20,347)              (25,300)
                                                                  -------------------- -------------------
Total liabilities and stockholders' deficiency                    $       98,322       $        84,324
                                                                  ==================== ===================

See accompanying notes.

                                                 RAM Energy, Inc.

                                      Consolidated Statements of Operations
                                                   (Unaudited)
                               (Dollars in Thousands, Except for Per Share Amounts)
                                                        Three months ended          Six months ended
                                                             June 30,                   June 30,
                                                  ---------------------------  ---------------------------
                                                      2001           2002         2001            2002
                                                  ---------------------------  ---------------------------
Operating revenues:
   Natural gas and oil sales                      $    7,403      $    1,789   $   17,185      $    3,769
   Pipeline system                                     4,250           3,875       10,212           6,404
   Other                                                  52              25           74             128
                                                  ---------------------------  ---------------------------
Total operating revenues                              11,705           5,689       27,471          10,301

Operating expenses:
   Natural gas and oil production taxes                  647             198        1,613             465
   Natural gas and oil production expenses             1,676             843        2,972           1,458
   Pipeline system purchases                           3,298           3,290        7,755           5,355
   Pipeline system operations                            125             204          216             383
   Amortization and depreciation                       2,501           1,363        4,941           2,733
   Provision for doubtful receivable                       -               -            -             450
   General and administrative, overhead and other
      expenses, net of operator's overhead fees        1,017           1,187        1,963           2,326
                                                  ---------------------------  ---------------------------
Total operating expenses                               9,264           7,085       19,460          13,170
                                                  ---------------------------  ---------------------------
Operating income (loss)                                2,441          (1,396)       8,011          (2,869)

Other income (expense):
   Interest expense                                   (3,708)         (2,672)      (7,342)         (5,276)
   Interest income                                        34              38           69             192
                                                  ---------------------------  ---------------------------
Income (loss) before income taxes                     (1,233)         (4,030)         738          (7,953)

Income tax provision (benefit)                          (466)         (1,509)         284          (3,000)
                                                  ---------------------------  ---------------------------
Net income (loss)                                 $     (767)     $   (2,521)  $      454      $   (4,953)
                                                  ===========================  ===========================

Net income (loss) per share--basic and diluted    $    (0.28)     $    (0.92)  $     0.17      $    (1.82)
                                                  ===========================  ===========================

Weighted average shares outstanding                2,727,000       2,727,000    2,727,000       2,727,000
                                                  ===========================  ===========================

See accompanying notes.

                                                     RAM Energy, Inc.

                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                  (Dollars in Thousands)

                                                                  Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                              -------------------------  -------------------------
                                                                  2001            2002       2001            2002
                                                              -------------------------  -------------------------
Cash flows from operating activities
Net income (loss)                                             $   (767)       $ (2,521)  $    454        $ (4,953)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Amortization of Senior Notes discount included in
        interest expense                                            39              34         78              73
      Amortization and depreciation:
        Natural gas and oil properties and equipment             1,693             694      3,327           1,396
        Pipeline system                                            488             498        976             996
        Senior Notes fees                                          119             101        236             202
        Credit facility fees                                       135               -        270               -
        Other property and equipment                                66              70        132             139
      Provision for doubtful accounts receivable                     -               -          -             450
      Deferred income taxes                                       (466)         (1,509)       284          (3,000)
      Cash provided (used) by changes in operating assets and
        liabilities:
           Prepaid expenses and deposits                             6             111        122              41
           Accounts receivable                                   2,577             (26)     1,051             157
           Accounts payable                                     (3,634)           (249)      (859)         (4,523)
           Accrued liabilities and other                         2,844           2,339        473            (929)
           Gas balancing liability                                (156)              -       (310)              -
                                                              -------------------------  -------------------------
Total adjustments                                                3,711           2,063      5,780          (4,998)
                                                              -------------------------  -------------------------
Net cash provided (used) by operating activities                 2,944            (458)     6,234          (9,951)

Cash flows from investing activities
Proceeds released from escrow                                        -           3,400          -           5,978
Payments for natural gas and oil properties and equipment       (3,072)         (2,394)    (5,483)         (3,331)
Proceeds from sales of natural gas and oil properties and
   equipment                                                         -             460         72             460
Payments for other property and equipment                          (36)            (77)      (105)            (87)
Payments for pipeline system                                        (9)            (24)       (14)            (27)
Payments for other assets                                            -            (113)       (85)           (113)
Proceeds from sales of other assets                                325               -        325              12
                                                              -------------------------  -------------------------
Net cash provided (used) in investing activities                (2,792)          1,252     (5,290)          2,892

Cash flows from financing activities
Principal payments on long-term debt                              (450)            (25)      (508)            (85)
Proceeds from borrowings on long-term debt                           4               -      1,059               -
Payment for standby letter of credit                                 -               -          -          (1,500)
                                                              -------------------------  -------------------------
Net cash provided (used) by financing activities                  (446)            (25)       551          (1,585)
                                                              -------------------------  -------------------------
Increase (decrease) in cash and cash equivalents                  (294)            769      1,495          (8,644)

Cash and cash equivalents at beginning of period                 2,706          10,461        917          19,874
                                                              -------------------------  -------------------------
Cash and cash equivalents at end of period                    $  2,412        $ 11,230   $  2,412        $ 11,230
                                                              =========================  =========================

Disclosures of noncash investing activities
Accrued interest added to principal balance of
     credit facility                                          $    665        $      -   $  1,439        $      -
                                                              =========================  =========================

See accompanying notes.

                                RAM Energy, Inc.

              Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Organization, and Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the financial position at June 30, 2002 and the results of operations and cash flows of RAM Energy, Inc. (the Company) for the three-month and six-month periods ended June 30, 2001 and 2002. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. Certain reclassifications have been made to the prior period statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies.

Nature of Operations and Organization

RAM Energy, Inc. operates exclusively in the upstream segment of the natural gas and oil industry with activities including the drilling, completion, and operation of natural gas and oil wells. The Company conducts the majority of its operations in the states of Oklahoma, Texas, and New Mexico. Additionally, the Company owns and operates a natural gas and oil pipeline system and a saltwater disposal operation in north central Oklahoma (the Pipeline System). The Pipeline System purchases, transports, and markets natural gas and oil production and disposes of salt water from properties owned by other oil and gas companies.

Principles of Consolidation

The consolidated financial statements include the accounts of its majority or wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

2.   Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 2001 and June 30, 2002, by approximately $23.9 million and $41.9 million, respectively, based on quoted market prices.

3.   Escrow Cash

Effective December 1, 2001, the Company sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of the Company's producing and non-producing oil and gas properties located in 17 counties in Oklahoma, Texas and New Mexico. The base purchase price of $76.0 million (before customary closing and post-closing adjustments) was paid 85% in cash and 15% by the surrender of approximately $11.1 million principal amount of the Company's 11.5% Senior Notes due 2008 valued at par. At the closing, $7.5 million of the purchase price consisting of $6.4 million cash and $1.1 million in Senior Notes was deposited in escrow pending determination of any post-closing adjustments. During the quarter ended March 31, 2002, the Company received approximately $3.0 million of the escrow amounts consisting of $2.6 million cash and $0.5 million Senior Notes. On April 9, 2002, the Company received an additional distribution of $3.4 million in cash and $0.6 million in Senior Notes leaving approximately $0.4 million remaining in escrow to be disbursed pending the resolution of the remaining potential post-closing adjustments. The Company expects all material amounts remaining in escrow will be released to the Company in the third quarter of 2002.

4.   Acquisitions

In April 2002 the Company acquired additional interests natural gas and oil properties already owned by the Company located in Louisiana for approximately $1.3 million.

5.   Subsidiary Guarantors

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

The following represents the condensed consolidating balance sheets for the Company and its subsidiaries at December 31, 2001 and June 30, 2002:

                                                                                                   Total
                                                                       Subsidiary Consolidating Consolidated
                                                            Parent     Guarantors  Adjustments    Amounts
                                                           ----------- ----------- ----------- ------------
December 31, 2001
Current assets                                             $   27,381  $   16,455  $  (13,750) $   30,086
Property and equipment, net                                     9,691      55,787           -      65,478
Investment in subsidiary                                       46,412           -     (46,412)          -
Other assets                                                    2,422         336           -       2,758
                                                           ----------- ----------- ----------- ------------
Total assets                                               $   85,906  $   72,578  $  (60,162) $   98,322
                                                           =========== =========== =========== ============

Current liabilities                                        $   23,389  $    3,977  $  (13,750) $   13,616
Long-term debt                                                 91,222          43           -      91,265
Other non-current liabilities                                   2,794           -           -       2,794
Deferred income taxes                                         (11,152)     22,146           -      10,994
                                                           ----------- ----------- ----------- ------------
Total liabilities                                             106,253      26,166     (13,750)    118,669

Stockholders' equity (deficiency)                             (20,347)     46,412     (46,412)    (20,347)
                                                           ----------- ----------- ----------- ------------
Total liabilities and stockholders' equity (deficiency)    $   85,906  $   72,578  $  (60,162) $   98,322
                                                           =========== =========== =========== ============

June 30, 2002
Current assets                                             $   12,530  $   15,140  $  (12,855) $   14,815
Property and equipment, net                                    23,105      42,246           -      65,351
Investment in subsidiary                                       30,064           -     (30,064)          -
Other assets                                                    4,058         100           -       4,158
                                                           ----------- ----------- ----------- ------------
Total assets                                               $   69,757  $   57,486  $  (42,919) $   84,324
                                                           =========== =========== =========== ============

Current liabilities                                        $   19,278  $    1,161  $  (12,855) $    7,584
Long-term debt                                                 91,192          36           -      91,228
Other non-current liabilities                                   2,575         243           -       2,818
Deferred income taxes                                         (17,988)     25,982           -       7,994
                                                           ----------- ----------- ----------- ------------
Total liabilities                                              95,057      27,422     (12,855)    109,624

Stockholders' equity (deficiency)                             (25,300)     30,064     (30,064)    (25,300)
                                                           ----------- ----------- ----------- ------------
Total liabilities and stockholders' equity (deficiency)    $   69,757  $   57,486  $  (42,919) $   84,324
                                                           =========== =========== =========== ============

5. Subsidiary Guarantors (continued)

The following represents the condensed consolidating statements of operations statements of cash flows for the Company and its subsidiaries for the three-months and six-months ended June 30, 2001 and 2002:

                                                                                                   Total
                                                                       Subsidiary Consolidating Consolidated
                                                            Parent     Guarantors  Adjustments    Amounts
                                                           ----------- ----------- ----------- ------------
Three months ended June 30, 2001
Operating revenues                                         $    7,264  $    6,491  $   (2,050) $   11,705
Operating expenses                                              4,811       4,453           -       9,264
                                                           ----------- ----------- ----------- ------------
Operating income                                                2,453       2,038      (2,050)      2,441
Other income (expense)                                         (3,686)         12           -      (3,674)
                                                           ----------- ----------- ----------- ------------
Income (loss) before income taxes                              (1,233)      2,050      (2,050)     (1,233)
Income taxes                                                     (466)          -           -        (466)
                                                           ----------- ----------- ----------- ------------
Net income (loss)                                          $     (767) $    2,050  $   (2,050) $     (767)
                                                           =========== =========== =========== ============

Cash flows provided by (used in) operating activities      $    6,474  $   (3,530)          -  $    2,944
Cash flows provided by (used in) investing activities          (2,675)       (117)          -      (2,792)
Cash flows provided by (used in) financing activities          (3,646)      3,200           -        (446)
                                                           ----------- ----------- ----------- ------------
Increase (decrease) in cash and cash equivalents                  153        (447)          -        (294)
Cash and cash equivalents at beginning of period                4,519      (1,813)          -       2,706
                                                           ----------- ----------- ----------- ------------
Cash and cash equivalents at end of period                 $    4,672  $   (2,260) $        -  $    2,412
                                                           =========== =========== =========== ============

Three months ended June 30, 2002
Operating revenues                                         $    3,028  $    3,164  $     (503) $    5,689
Operating expenses                                              4,397       2,688           -       7,085
                                                           ----------- ----------- ----------- ------------
Operating income (loss)                                        (1,369)        476        (503)     (1,396)
Other income (expense)                                         (2,634)          -           -      (2,634)
                                                           ----------- ----------- ----------- ------------
Income (loss) before income taxes                              (4,003)        476        (503)     (4,030)
Income taxes                                                   (1,482)        (27)          -      (1,509)
                                                           ----------- ----------- ----------- ------------
Net income (loss)                                          $   (2,521) $      503  $     (503) $   (2,521)
                                                           =========== =========== =========== ============

Cash flows provided by (used in) operating activities      $   (5,409) $    4,951  $        -  $     (458)
Cash flows provided by (used in) investing activities           3,753      (2,501)          -       1,252
Cash flows provided by (used in) financing activities             (21)         (4)          -         (25)
                                                           ----------- ----------- ----------- ------------
Increase (decrease) in cash and cash equivalents               (1,677)      2,446           -         769
Cash and cash equivalents at beginning of period               13,297      (2,836)          -      10,461
                                                           ----------- ----------- ----------- ------------
Cash and cash equivalents at end of period                 $   11,620  $     (390) $        -  $   11,230
                                                           =========== =========== =========== ============

5. Subsidiary Guarantors (continued)

                                                                       Subsidiary Consolidating Consolidated
                                                            Parent     Guarantors  Adjustments    Amounts
                                                           ----------- ----------- ----------- ------------
Six months ended June 30, 2001
Operating revenues                                         $   17,682  $   15,858  $   (6,069) $   27,471
Operating expenses                                              9,643       9,817           -      19,460
                                                           ----------- ----------- ----------- ------------
Operating income                                                8,039       6,041      (6,069)      8,011
Other income (expense)                                         (7,301)         28           -      (7,273)
                                                           ----------- ----------- ----------- ------------
Income (loss) before income taxes                                 738       6,069      (6,069)        738
Income taxes                                                      284           -           -         284
                                                           ----------- ----------- ----------- ------------
Net income (loss)                                          $      454  $    6,069  $   (6,069) $      454
                                                           =========== =========== =========== ============

Cash flows provided by (used in) operating activities      $    8,612  $   (2,378)  $       -  $    6,234
Cash flows provided by (used in) investing activities          (4,860)       (430)          -      (5,290)
Cash flows provided by (used in) financing activities             551           -           -         551
                                                           ----------- ----------- ----------- ------------
Increase (decrease) in cash and cash equivalents                4,303      (2,808)          -       1,495
Cash and cash equivalents at beginning of period                  369         548           -         917
                                                           ----------- ----------- ----------- ------------
Cash and cash equivalents at end of period                 $    4,672  $   (2,260) $        -  $    2,412
                                                           =========== =========== =========== ============

Six months ended June 30, 2002
Operating revenues                                         $    5,179  $    6,158  $   (1,036) $   10,301
Operating expenses                                              8,015       5,155           -      13,170
                                                           ----------- ----------- ----------- ------------
Operating income (loss)                                        (2,836)      1,003      (1,036)     (2,869)
Other income (expense)                                         (5,090)          6           -      (5,084)
                                                           ----------- ----------- ----------- ------------
Income (loss) before income taxes                              (7,926)      1,009      (1,036)     (7,953)
Income taxes                                                   (2,973)        (27)          -      (3,000)
                                                           ----------- ----------- ----------- ------------
Net income (loss)                                          $   (4,953) $    1,036  $   (1,036) $   (4,953)
                                                           =========== =========== =========== ============

Cash flows provided by (used in) operating activities      $   (9,179) $     (772) $        -  $   (9,951)
Cash flows provided by (used in) investing activities           3,802        (910)          -       2,892
Cash flows provided by (used in) financing activities          (1,578)         (7)          -      (1,585)
                                                           ----------- ----------- ----------- ------------
Increase (decrease) in cash and cash equivalents               (6,955)     (1,689)          -      (8,644)
Cash and cash equivalents at beginning of period               18,575       1,299           -      19,874
                                                           ----------- ----------- ----------- ------------
Cash and cash equivalents at end of period                 $   11,620  $     (390) $        -  $   11,230
                                                           =========== =========== =========== ============

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

6.   Comprehensive Loss

Components of comprehensive loss for the six-month period are as follows:

                                                                        Three months ended                Six months ended
                                                                              June 30,                        June 30,
                                                                   ---------------------------     -------------------------------
                                                                         2001         2002               2001            2002
                                                                         ----         ----               ----            ----
   Net income (loss)                                                  $   (767)    $  (2,521)     $     454        $   (4,953)
      Other comprehensive loss, net of tax:
           Transition adjustment upon adoption of SFAS No. 133 at
           January 1, 2001                                                   -             -           (4,596)               -
      Reclassification adjustments - contract settlements                  596             -            2,008                -
      Change in the value of derivative contracts                        1,022             -            2,752                -
                                                                      --------     ---------       ----------        ----------
      Comprehensive income (loss)                                     $    851     $  (2,521)      $      618        $   (4,953)
                                                                      ========     =========       ==========        ==========


7.   Derivative Contracts

At June 30, 2002, the Company had purchased put options through November 2002 on 444,000 MMbtu of natural gas which establish an average floor price of $3.12 per MMbtu. In addition, the Company had sold call options through October 2002 on 103,000 MMbtu which establish an average ceiling price of $3.72 per MMbtu. The Company has not elected to treat these contracts as hedges of future production under SFAS 133. The fair value of the derivatives was immaterial at June 30, 2002.

8.   Contingencies

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


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

We are an independent natural gas and oil company engaged in the acquisition, exploration and development of natural gas and oil properties and the production of natural gas and oil. Our natural gas and oil properties are located primarily in the Permian Basin of west Texas and New Mexico, and on-shore Louisiana and Mississippi. We also operate a natural gas and oil pipeline and salt water disposal system in Oklahoma.

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

Effective December 1, 2001, we sold 86 Bcfe of our proved reserves to Carmen Acquisition Corp., an affiliate of Chesapeake Energy Corporation, for $76.0 million in a combination of cash and the surrender of approximately $11.1 million principal amount of our outstanding 11-1/2% senior notes. The natural gas reserves that we sold included certain reserves that were subject to a volumetric production payment in favor of Duke Energy. All our obligations to Duke Energy under the volumetric production payment were assumed by Carmen Acquisition. We used a portion of the net proceeds from the sale to fully repay our senior secured credit facility.

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

We periodically utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. These strategies customarily involve contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At June 30, 2002 we had put options in place through November 2002 on 444,000 MMbtu of natural gas which establish an average floor price of $3.12 per MMbtu. We also had call options in place through October 2002 on 153,000 MMbtu of natural gas which establish an average ceiling price of $3.72 per MMbtu. At June 30, 2002 none of these contracts were "in the money."

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


Results of Operations

     Three  Months  Ended June 30, 2002  Compared to Three Months Ended June 30,
     2001

     Operating Revenues. Our operating revenues decreased by $6.0 million, or 51%, for the three months ended June 30, 2002, compared to the year earlier period. The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                       Three Months Ended
                                             June 30,
                                    --------------------------      % Increase
                                       2001         2002            (Decrease)
                                    ------------  ------------      -----------
     Natural gas and oil sales......     $7,403        $1,789         (77.8)
        (in thousands)
     Production volumes:
        Natural gas (MMcf)..........      1,664           374         (77.5)
        Oil (Mbls)..................         74            35         (53.4)
     Average sales prices:
        Natural gas (per Mcf).......      $3.34         $2.50         (25.1)
        Oil (per Bbl)...............     $24.81        $24.66         ( 0.6)

     Natural gas and oil sales. Our natural gas and oil revenues were lower in the second quarter of 2002 as compared to the second quarter of 2001 with a 72% decrease in production due, primarily, to our sale of proved reserves to Carmen Acquisition Corp. in December 2001 and a 12% decrease in realized prices, both on an Mcfe basis. Our average daily production was 6.4 MMcfe in the second quarter of 2002 compared to 23.2 MMcfe during the second quarter of 2001, a decrease of 72%. For the second quarter of 2002, our natural gas production decreased by 78% and oil production decreased 53% compared to the second quarter of 2001. Our average realized sales price for natural gas was $2.50 per Mcf for the quarter ended June 30, 2002, a decrease of 25%, compared to $3.34 per Mcf for the same quarter in 2001. Our average realized oil price for the quarter ended June 30, 2002 was $24.66 per Bbl, a 1% decrease compared to $24.81 per Bbl for the quarter ended June 30, 2001.

     Natural Gas and Oil Production Taxes. Our natural gas and oil production taxes for the quarter ended June 30, 2002 were $198,000, a decrease of $449,000, or 69%, from $647,000 for the second quarter ended June 30, 2001. As a percentage of wellhead prices received, our production taxes were 11% for the second quarter of 2002 compared to 9% for the second quarter of 2001.

     Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the quarter ended June 30, 2002 was $843,000, a decrease of $833,000, or 50%, from the $1.7 million for the second quarter ended June 30, 2001. Our natural gas and oil production expense was $1.45 per Mcfe for the second quarter of 2002, an increase of $0.65 per Mcfe, or 82%, from the $0.80 per Mcfe incurred for the second quarter of 2001. This increase was due to a higher percentage of higher-cost oil properties in the 2002 quarter compared to the quarter of the previous year.

     Pipeline System. Our pipeline system revenue was $3.9 million for the three months ended June 2002, a decrease of $0.4 million, or 9%, compared to the $4.3 million for the three months ended June 2001. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to our system to satisfy our obligation to Miami Valley Resources. In addition, we purchase and re-sell oil and dispose of saltwater. Our purchases and system operating costs were $3.5 million for the second quarter of 2002, and our pipeline system operating margin was $0.4 million. For the three months ended June 2001 purchases from third parties and operating costs totaled $3.4 million and our pipeline system operating margin was $0.8 million.

     Amortization and Depreciation Expense. Our amortization and depreciation expense of $1.4 million for the second quarter of 2002 decreased $1.1 million, or 46%, compared to the $2.5 million for the same period in 2001. This decrease was due, primarily, to lower production during the current quarter. On a per unit of production basis, our amortization and depreciation expense was $2.34 per Mcfe for the 2002 quarter, an increase of 98% compared to the $1.19 per Mcfe for the 2001 quarter. This increase per Mcfe is due to the approximate $500,000 of straight-line depreciation of our pipeline system in both periods.

     General & Administrative Expense. For the quarter ended June 30, 2002 our general and administrative expense was $1.2 million, an increase of $195,000, or 19%, as compared with $1.0 million for the 2001 period. This increase is a result of the loss of overhead reimbursements from third parties (a reduction of this expense item) associated with the properties we sold effective December 1, 2001.

     Interest Expense. Our interest expense decreased by $1.0 million to $2.7 million for the three months ended June 30, 2002 compared to $3.7 million for the comparable period of 2001. This decrease was attributable to lower average outstanding balances during the 2002 period.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. We record a tax benefit for losses to the extent we have deferred tax liabilities, principally related to this acquisition.

     Net Loss. Due to the factors described above, we realized a net loss of $2.5 million for the second quarter of 2002 compared to a net loss of $0.8 million for the second quarter of 2001.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Operating Revenues. Our operating revenues decreased by $17.2 million, or 63%, for the six months ended June 30, 2002, compared to the year earlier period. The following table summarizes our natural gas and oil production, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                          Six Months Ended
                                              June 30,
                                      -------------------------   % Increase
                                          2001         2002       (Decrease)
                                      -----------  ------------   -----------
      Natural gas and oil sales.......   $17,185        $3,769       (78.1)
         (in thousands)
      Production volumes:
         Natural gas (MMcf)...........     3,206           862       (73.1)
         Oil (Mbls)...................       142            77       (45.5)
      Average sales prices:
         Natural gas (per Mcf)........     $4.16         $2.40       (42.3)
         Oil (per Bbl)................    $27.02        $21.97       (18.7)

     Natural gas and oil sales. Our natural gas and oil revenues were lower in the first six months of 2002 compared to the same period of 2001 with a 67% decrease in production due, primarily, to our sale of proved reserves to Carmen Acquisition Corp. in December 2001 and a 33% decrease in realized prices, both on an Mcfe basis. Our average daily production was 7.3 MMcfe in the first six months of 2002 compared to 22.3 MMcfe during the same period of 2001, a decrease of 67%. For the first half of 2002 our natural gas production decreased by 73% and oil production decreased 46% compared to the first half of 2001. The average realized sales price for our natural gas was $2.40 per Mcf for the first half of 2002, compared to $4.16 per Mcf for the same period in 2001, a decrease of 42%. Our average realized oil price for the six months ended June 30, 2002 was $21.97 per Bbl and for the six months ended June 30, 2001 was $27.02 per Bbl, a 19% decrease.

     Natural Gas and Oil Production Taxes. Our natural gas and oil production taxes for the first six months of 2002 were $465,000, a decrease of $1.1 million, or 71%, from the $1.6 million for the first six months of 2001. As a percentage of wellhead prices received, our production taxes were 12% for the first six months of 2002 compared to 9% for the first six months of 2001.

     Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the first half of 2002 was $1.5 million, decrease of $1.5 million, or 51%, from the $3.0 million for the same period in 2001. Our natural gas and oil production expense was $1.10 per Mcfe for the first half of 2002, an increase of $0.37 per Mcfe, or 50%, from the $0.73 per Mcfe incurred for the first half of 2001. This increase was due to a higher percentage of higher-cost oil properties in the 2002 period compared to the first half of the previous year.

     Pipeline System. Our pipeline system revenue was $6.4 million for the six months ended June 2002, a decrease of $3.8 million, or 37%, compared to the six months ended June 2001. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to our system to satisfy that our obligation to Miami Valley Resources. In addition, we purchase and re-sell oil and dispose of saltwater. Our purchases and system operating costs were $5.7 million for the first half of 2002, and our pipeline system operating margin was $0.7 million. For the first half of 2001 our purchases from third parties and operating costs totaled $8.0 million and our pipeline system operating margin was $2.2 million.

     Amortization and Depreciation Expense. Our amortization and depreciation expense of $2.7 million for the first half of 2002 decreased $2.2 million, or 45%, compared to $4.9 million for the same period in 2001, and was $2.06 per Mcfe the six months ended June 30, 2002 compared to $1.22 per Mcfe for the six months ended June 30, 2001. This increase per Mcfe was due to the approximate $1.0 million of straight-line depreciation of our pipeline system in both periods.

     Provision for Doubtful Receivable. During April 2002, we settled a lawsuit for which we are entitled to be indemnified by, among others, the former owners of Carlton Resources. Those owners have not yet paid their share of billings for legal representation, nor their share of the settlement which totals $450,000. We have recorded a receivable from the former owners, and a provision for doubtful receivable for their share of all costs associated with the litigation. We intend to pursue all legal remedies in collecting this amount, and should we prevail, wholly or partially, such amount will be recorded in income at that time.

     General & Administrative Expense. For the six months ended June 30, 2002, our general and administrative expense was $2.3 million, an increase of $388,000, or 20%, compared to the $2.0 million incurred for the same period in 2001. This increase is a result of the loss of overhead reimbursements from third parties (a reduction of this expense item) associated with the properties we sold effective December 1, 2001.

     Interest Expense. Our interest expense decreased by $2.1 million to $5.3 million for the six months ended June 30, 2002 compared to $7.3 million for the comparable period of 2001. This decrease during the 2002 period was attributable to lower average outstanding indebtedness.

     Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. We record a tax benefit for losses to the extent we have deferred tax liabilities, principally related to this acquisition.

     Net Loss. Due to the factors described above, we realized a net loss of $5.0 million for the six months ended June 30, 2002 compared to net income of $454,000 in the first half of 2001.

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

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $11.2 million and, in conjunction with our sale of natural gas and oil properties to Carmen Acquisition previously discussed, $0.4 million in an escrow account.

As of June 30, 2002, we had $91.1 million ($91.9 million excluding the original issue discount) of indebtedness outstanding evidenced by our 11-1/2% senior notes issued in February 1998. Under the terms of the indenture governing our outstanding 11-1/2% senior notes, we currently may incur up to $30.0 million in permitted indebtedness in addition to the indebtedness outstanding under our senior notes.

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

Sale to Carmen Acquisition. Effective December 1, 2001, we sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of our producing and non-producing oil and gas properties located in 17 counties in Oklahoma, Texas and New Mexico. The base purchase price of $76 million (before customary closing and post-closing adjustments) was paid 85% in cash and 15% by the surrender of approximately $11.1 principal amount of our 11-1/2% senior notes valued at par. The sale included approximately 86 Bcfe of proved reserves as of December 1, 2001, including approximately 27 Bcfe of undeveloped reserves.

     We used the net proceeds of our sale to Carmen Acquisition to fully repay our senior secured credit facility with Foothill Capital Corporation and to obtain a release of all mortgages and other liens securing that facility, to reduce our working capital deficit and to provide additional capital to fund our exploration and development activities.

     Net Cash Provided or Used in Operating Activities. For the three months ended June 30, 2002, net cash used by our operating activities was $0.5 million compared to $2.9 million provided by our operating activities during the comparable period in 2001. For the first half of 2002 net cash used by operating activities was $10.0 million compared to $6.2 million provided by operating activities for the first half of 2001.

     Net Cash Provided or Used in Investing Activities. For the three months ended June 30, 2002, net cash provided by our investing activities was $1.3 million, consisting primarily of proceeds released from escrow, offset partially by payments for natural gas and oil properties and equipment. This compares with $2.8 million used in investing activities in 2001. For the first half of 2002 net cash provided by our investing activities was $2.9 million, consisting primarily of proceeds released from escrow, offset partially by payments for natural gas and oil properties and equipment. This compares to $5.3 million used in investing activities for the first half of 2001, virtually all of which was payments for natural gas and oil properties and equipment. At current prices and without additional financing, we have budgeted $7.0 million for capital expenditures for the year 2002. We expect to use cash flow from operations and cash balances to fund these expenditures.

     Net Cash Provided or Used in Financing Activities. For the three months ended June 30, 2002, net cash used by our financing activities was $25,000, consisting entirely of payments on financed vehicles. For the first half of 2002 net cash used by our financing activities was $1.6 million, consisting primarily of $1.5 million for purchase of a standby letter of credit.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

The information included in Quantitative and Qualitative Disclosures about Market Risk in Item 7A of our Form 10-K for the year ended December 31, 2001 is incorporated herein by reference. This information, includes a description of our potential exposure to market risks, including commodity price risk and interest rate risk. As of June 30, 2002 there have been no material changes in our market risk exposure from that disclosed in our Form 10-K.

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values The carrying value of our senior notes exceeded their fair value at December 31, 2001 by approximately $23.2 million and at June 30, 2002 by approximately $41.9 million based on quoted market prices.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibit
No.                  Description of Exhibit
-------              ----------------------

3.1       Amended and Restated Certificate of Incorporation (1)

3.2       Amended and Restated Bylaws (1)

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

10.17 Employment Agreement by and between William W. Talley II and the Company dated January 1, 2001 (3)

10.18 Employment and Severance Agreement by and between John M. Longmire and the Company dated December 1, 2000 (3)

10.19 Employment and Severance Agreement by and between Larry G. Rampey and the Company dated December 1, 2000 (3)

10.20 Employment and Severance Agreement by and between Drake N. Smiley and the Company dated December 1, 2000 (3)

10.21     Asset  Purchase  Agreement  among  Registrant,   Magic  Circle  Energy
          Corporation and Carmen Development Corporation, as Sellers, and Carmen Acquisition Corp., As Buyer, dated as of December 1, 2001 (4)

21        Subsidiaries of the Company (3)

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

                                           RAM ENERGY, INC.
                                           (Registrant)

Date: August 14, 2002
                                           By: LARRY E. LEE
                                               Larry E. Lee
                                               President and Chief Executive
                                                 Officer

                                           By: JOHN M. LONGMIRE
                                               John M. Longmire
                                               Senior Vice President and
                                                 Chief Financial Officer,
                                                 Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
No.        Description of Exhibit            Method of Filing
-------    ------------------------------    ----------------

3.1        Amended and Restated              Incorporated herein by reference
           Certificate of  Incorporation


3.2        Amended and Restated              Incorporated herein by reference
           Bylaws

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

10.17      Employment Agreement by and       Incorporated herein by reference
           between William W. Talley II and
           the Company dated January 1, 2001

10.18      Employment and Severance          Incorporated herein by reference
           Agreement by and between
           John M. Longmire and the
           Company dated December 1, 2000

10.19      Employment and Severance          Incorporated herein by reference
           Agreement by and between
           Larry G. Rampey and the
           Company dated December 1, 2000

10.20      Employment and Severance          Incorporated herein by reference
           Agreement by and between
           Drake N. Smiley and the
           Company dated December 1, 2000

10.21      Asset Purchase Agreement among    Incorporated herein by reference
           Registrant, Magic Circle Energy
           Corporation and Carmen Development
           Corporation, as Sellers, and Carmen
           Acquisition Corp., As Buyer, dated
           as of December 1, 2001

21         Subsidiaries of the Company       Incorporated herein by reference