Form 10-Q
period 2002-09-30
RAM ENERGY INC/OK
filed 2002-11-12
CIK 1051191

STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

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

                                TABLE OF CONTENTS


                                     PART I
                                                                            Page
                                                                            ----
Item Number
-----------

     FINANCIAL INFORMATION.................................................

     1. Consolidated Balance Sheets - December 31, 2000 and September 30, 2001
        (unaudited)........................................................

        Consolidated Statements of Operations - Three months and nine months ended September 30, 2000 and 2001 (unaudited)......................

        Consolidated Statements of Cash Flows - Three months and nine months ended September 30, 2000 and 2001 (unaudited).......................

        Notes to Consolidated Financial Statements (unaudited)..............

     2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................

     3. Quantitative and Qualitative Disclosure About Market Risk ..........

     4. Controls and Procedures ............................................

                                     PART II

     OTHER INFORMATION......................................................

     1. Proceedings.........................................................

     2. Changes in Securities and Use of Proceeds...........................

     3. Defaults Upon Senior Securities ....................................

     4. Submission of Matters to a Vote of Security Holders.................

     5. Other Information ..................................................

     6. Exhibits and Reports on Form 8-K....................................

SIGNATURES

                                     PART I

                              Financial Information

                          Item 1. Financial Statements

                                RAM Energy, Inc.

                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                                                December 31, September 30,
                                                                    2001         2002
                                                               ------------- -------------
                                                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                     $  19,874   $    4,745
   Accounts receivable:
      Escrow cash                                                    6,375            -
      Natural gas and oil sales                                      1,921        1,600
      Joint interest operations, net of allowance
        for doubtful accounts of $532 in 2001 and
        $982 in 2002                                                 1,243          693
      Related parties                                                    -          139
      Other                                                             47            -
   Prepaid expenses and deposits                                       626          510
                                                                 ----------- ------------
Total current assets                                                30,086        7,687

Properties and equipment, at cost:
   Natural gas and oil properties and equipment, based
     on full cost accounting                                        49,449       54,037
   Pipeline system                                                  39,813       39,879
   Other property and equipment                                      4,497        4,535
                                                                 ----------- ------------
                                                                    93,759       98,451
   Less accumulated amortization and depreciation                   28,281       31,904
                                                                 ----------- ------------
Net properties and equipment                                        65,478       66,467

Other assets:
   Deferred offering costs, net of accumulated
     amortization of $1,539 in 2001 and $1,842 in 2002               2,462        2,159
   Other                                                               296        1,883
                                                                 ----------- ------------
Total assets                                                     $  98,322   $   78,196
                                                                 =========== ============

Liabilities and stockholders' deficiency Current liabilities:
   Accounts payable:
      Trade                                                      $   4,115   $    1,456
      Natural gas and oil proceeds due others                        4,186        1,877
      Related parties                                                   76            -
   Accrued liabilities:
      Compensation                                                   1,048          132
      Interest                                                       3,988        1,332
      Other                                                             27           41
   Gas balancing liability                                              41           41
   Long-term debt due within one year                                  135           79
                                                                 ----------- ------------
Total current liabilities                                           13,616        4,958

Gas balancing and other liabilities not expected to be
  settled within one year                                            2,194        2,114
Long-term debt due after one year                                   91,265       91,299
Deferred income taxes                                               10,994        6,610
Commitments and contingencies                                          600          600

Stockholders' deficiency:
   Common stock, $.01 par value; authorized--5,000,000 shares;
     issued and outstanding--2,727,000 shares                           27           27
   Paid-in capital                                                      16           16
   Accumulated deficit                                             (20,390)     (27,428)
                                                                 ----------- ------------
Stockholders' deficiency                                           (20,347)     (27,385)
                                                                 ----------- ------------
Total liabilities and stockholders' deficiency                   $  98,322   $   78,196
                                                                 =========== ============

See accompanying notes.

                                                    RAM Energy, Inc.

                                          Consolidated Statements of Operations
                                                       (Unaudited)
                                  (Dollars in Thousands, Except for Per Share Amounts)
                                                  Three months ended                       Nine months ended
                                                     September 30,                           September 30,
                                                2001               2002                 2001               2002
                                              ---------------------------------  --------------------------------------
Operating revenues:
   Natural gas and oil sales                      $ 5,354            $ 2,613              $22,539            $ 6,382
   Pipeline system                                  2,881              3,520               13,093              9,924
   Other                                               13                 26                   87                154
                                              ---------------------------------  --------------------------------------
Total operating revenues                            8,248              6,159               35,719             16,460

Operating expenses:
   Natural gas and oil production taxes               378                194                1,991                659
   Natural gas and oil production expenses          1,327                767                4,299              2,225
   Pipeline system purchases                        2,281              2,875               10,036              8,230
   Pipeline system operations                         173                262                  389                645
   Amortization and depreciation                    2,728              1,385                7,669              4,118
   Provision for doubtful receivable                    -                  -                    -                450
   General and administrative, overhead
      and other expenses, net of
      operator's overhead fees                        642              1,262                2,605              3,588
                                              ---------------------------------  --------------------------------------
Total operating expenses                            7,529              6,745               26,989             19,915
                                              ---------------------------------  --------------------------------------
Operating income (loss)                               719               (586)               8,730             (3,455)

Other income (expense):
   Interest expense                                (3,817)            (2,795)             (11,159)            (8,071)
   Interest income                                     24                 33                   93                225
                                              ---------------------------------  --------------------------------------
Loss before income taxes                           (3,074)            (3,348)              (2,336)           (11,301)

Income tax benefit                                 (1,174)            (1,263)                (890)            (4,263)
                                              ---------------------------------  --------------------------------------
Net loss                                          $(1,900)           $(2,085)             $(1,446)           $(7,038)
                                              =================================  ======================================

Net loss per share--basic and diluted             $ (0.70)           $ (0.76)             $ (0.53)           $ (2.58)
                                              =================================  ======================================

Weighted average shares outstanding             2,727,000          2,727,000            2,727,000          2,727,000
                                              =================================  ======================================

See accompanying notes.

                                                      RAM Energy, Inc.

                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                   (Dollars in Thousands)
                                                                    Three months ended              Nine months ended
                                                                       September 30,                  September 30,
                                                                  2001               2002        2001               2002
                                                              -----------------------------  -----------------------------
Cash flows from operating activities
Net loss                                                      $  (1,900)        $   (2,085)  $  (1,446)         $  (7,038)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
       Extraordinary gain on retirement of debt, net                  -                  -           -                  -
      Amortization of Senior Notes discount included in
        interest expense                                             40                 34         118                107
      Amortization and depreciation:
        Natural gas and oil properties and equipment              1,846                721       5,173              2,117
        Pipeline system                                             488                488       1,464              1,484
        Senior Notes fees                                           117                101         353                303
        Credit facility fees                                        135                  -         405                  -
        Deferred registration costs                                  75                  -          75                  -
        Other property and equipment                                 67                 75         199                214
      Provision for doubtful accounts receivable                      -                  -           -                450
      Deferred income taxes                                      (1,174)            (1,263)       (890)            (4,263)
      Cash provided (used) by changes in operating assets
        and liabilities:
           Prepaid expenses and deposits                             (5)                75         117                116
           Accounts receivable                                    1,563                172       2,614                329
           Accounts payable                                       2,083                (21)      1,224             (4,544)
           Accrued liabilities and other                         (2,207)            (2,726)     (1,734)            (3,655)
           Gas balancing liability                                  (91)              (104)       (401)              (104)
                                                              -----------------------------  -----------------------------
Total adjustments                                                 2,937             (2,448)      8,727             (7,446)
                                                              -----------------------------  -----------------------------
Net cash provided (used) by operating activities                  1,037             (4,533)      7,271            (14,484)

Cash flows from investing activities
Proceeds released from escrow                                         -                397           -              6,375
Payments for natural gas and oil properties and equipment        (2,660)            (2,230)     (7,818)            (5,561)
Proceeds from sales of natural gas and oil properties and
   equipment                                                          -                  -          72                460
Payments for other property and equipment                           (13)              (110)       (118)              (197)
Payments for pipeline system                                        (24)               (39)        (38)               (66)
Payments for other assets                                             -                 (7)        (85)              (120)
Proceeds from sales of other assets                                   -                  0           -                 12
                                                              -----------------------------  -----------------------------
Net cash provided (used) by investing activities                 (2,697)            (1,989)     (7,987)               903

Cash flows from financing activities
Principal payments on long-term debt                               (349)               (25)       (857)              (110)
Proceeds from borrowings on long-term debt                            -                 62       1,059                 62
Payments for standby letter of credit                                 -                  -           -             (1,500)
                                                              -----------------------------  -----------------------------
Net cash provided (used) by financing activities                   (349)                37         202             (1,548)
                                                              -----------------------------  -----------------------------
Decrease in cash and cash equivalents                            (2,009)            (6,485)       (514)           (15,129)

Cash and cash equivalents at beginning of period                  2,412             11,230         917             19,874
                                                              -----------------------------  -----------------------------
Cash and cash equivalents at end of period                    $     403         $    4,745   $     403          $   4,745
                                                              =============================  =============================

Disclosures of noncash financing activities
Accrued interest added to principal balance of Foothill
   credit facility                                            $     622         $        -   $   2,061          $       -
                                                              =============================  =============================

See accompanying notes.

                                RAM Energy, Inc.

              Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Policies, Organization, and Basis of Financial Statements

The accompanying unaudited consolidated financial statements present the financial position at September 30, 2002 and the results of operations and cash flows of RAM Energy, Inc. (the Company) for the three-month and nine-month periods ended September 30, 2001 and 2002. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, were necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. Certain reclassifications have been made to the prior period statements to conform with the current year presentation. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies.

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

2.   Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and capital leases, and variable rate long-term debt approximate their fair values. The carrying value of the Senior Notes exceeded the fair value at December 31, 2001 and September 30, 2002, by approximately $23.9 million and $64.6 million, respectively, based on quoted market prices.

3.   Escrow Cash

Effective December 1, 2001, the Company sold to Carmen Acquisition Corp., a subsidiary of Chesapeake Energy Corporation, all of the Company's producing and non-producing oil and gas properties located in 17 counties in Oklahoma, Texas and New Mexico. The base purchase price of $76.0 million (before customary closing and post-closing adjustments) was paid 85% in cash and 15% by the surrender of approximately $11.1 million principal amount of the Company's 11.5% Senior Notes due 2008 valued at par. At the closing, $7.5 million of the purchase price consisting of $6.4 million cash and $1.1 million in Senior Notes was deposited in escrow pending determination of any post-closing adjustments. During the quarter ended March 31, 2002, the Company received approximately $3.0 million of the escrow amounts consisting of $2.6 million cash and $0.5 million Senior Notes. On April 9, 2002, the Company received an additional distribution of $3.4 million in cash and $0.6 million in Senior Notes leaving approximately $0.4 million remaining in escrow to be disbursed pending the resolution of the remaining potential post-closing adjustments; this amount was received by the Company during September, 2002.

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

The following represents the condensed consolidating balance sheets for the Company and its subsidiaries at December 31, 2001 and September 30, 2002:

                                                                                                                     Total
                                                                                Subsidiary     Consolidating     Consolidated
                                                                  Parent        Guarantors      Adjustments         Amounts
                                                              --------------- --------------- ---------------- ----------------
December 31, 2001
Current assets                                                $      27,381   $      16,455   $      (13,750)  $       30,086
Property and equipment, net                                           9,691          55,787                -           65,478
Investment in subsidiary                                             46,412               -          (46,412)               -
Other assets                                                          2,422             336                -            2,758
                                                              --------------- --------------- ---------------- ----------------
Total assets                                                  $      85,906   $      72,578   $      (60,162)  $       98,322
                                                              =============== =============== ================ ================

Current liabilities                                           $      23,389   $       3,977   $      (13,750)  $       13,616
Long-term debt                                                       91,222              43                -           91,265
Other non-current liabilities                                         2,794               -                -            2,794
Deferred income taxes                                               (11,152)         22,146                -           10,994
                                                              --------------- --------------- ---------------- ----------------
Total liabilities                                                   106,253          26,166          (13,750)         118,669

Stockholders' equity (deficiency)                                   (20,347)         46,412          (46,412)         (20,347)
                                                              --------------- --------------- ---------------- ----------------
Total liabilities and stockholders'
  equity (deficiency)                                         $      85,906   $      72,578   $      (60,162)  $       98,322
                                                              =============== =============== ================ ================

September 30, 2002
Current assets                                                $       5,463   $      10,327   $       (8,103)  $        7,687
Property and equipment, net                                          21,779          44,688                -           66,467
Investment in subsidiary                                             24,127               -          (24,127)               -
Other assets                                                          3,926             116                -            4,042
                                                              --------------- --------------- ---------------- ----------------
Total assets                                                  $      55,295   $      55,131   $      (32,230)  $       78,196
                                                              =============== =============== ================ ================

Current liabilities                                           $       8,301   $       4,760   $       (8,103)  $        4,958
Long-term debt                                                       91,267              32                -           91,299
Other non-current liabilities                                         2,714               -                -            2,714
Deferred income taxes                                               (19,602)         26,212                -            6,610
                                                              --------------- --------------- ---------------- ----------------
Total liabilities                                                    82,680          31,004           (8,103)         105,581

Stockholders' equity (deficiency)                                   (27,385)         24,127          (24,127)         (27,385)
                                                              --------------- --------------- ---------------- ----------------
Total liabilities and stockholders' equity (deficiency)       $      55,295   $      55,131   $      (32,230)  $       78,196
                                                              =============== =============== ================ ================

The following represents the condensed consolidating statements of operations and statements of cash flows for the Company and its subsidiaries for the three-months and nine months ended September 30, 2001 and 2002:

                                                                                                                    Total
                                                                                 Subsidiary     Consolidating    Consolidated
                                                                  Parent         Guarantors      Adjustments        Amounts
                                                               -------------- ---------------- --------------- -----------------
Three months ended September 30, 2001
Operating revenues                                            $        4,084  $       3,850   $         314    $         8,248
Operating expenses                                                     3,354          4,175               -              7,529
                                                              --------------- --------------- ---------------- -----------------
Operating income                                                         730           (325)            314                719
Other income (expense)                                                (3,804)            11               -             (3,793)
                                                              --------------- --------------- ---------------- -----------------
Income (loss) before income taxes                                     (3,074)          (314)            314             (3,074)
Income taxes                                                          (1,174)             -               -             (1,174)
                                                              --------------- --------------- ---------------- -----------------
Net income (loss)                                             $       (1,900) $        (314)  $         314    $        (1,900)
                                                              =============== =============== ================ =================

Cash flows provided by (used in) operating activities         $          514  $         523   $           -    $         1,037
Cash flows provided by (used in) investing activities                 (2,488)          (209)              -             (2,697)
Cash flows provided by (used in) financing activities                   (349)             -               -               (349)
                                                              --------------- --------------- ---------------- -----------------
Increase (decrease) in cash and cash equivalents                      (2,323)           314               -             (2,009)
Cash and cash equivalents at beginning of period                       4,672         (2,260)              -              2,412
                                                              --------------- --------------- ---------------- -----------------
Cash and cash equivalents at end of period                    $        2,349  $      (1,946)  $           -    $           403
                                                              =============== =============== ================ =================

Three months ended September 30, 2002
Operating revenues                                            $       2,866   $       3,635   $        (342)   $         6,159
Operating expenses                                                    3,479           3,266               -              6,745
                                                              --------------- --------------- ---------------- -----------------
Operating income (loss)                                                (613)            369            (342)              (586)
Other income (expense)                                               (2,762)              -               -             (2,762)
                                                              --------------- --------------- ---------------- -----------------
Income (loss) before income taxes                                    (3,375)            369            (342)            (3,348)
Income taxes                                                         (1,290)             27               -             (1,263)
                                                              --------------- --- ----------- ---------------- -----------------
Net income (loss)                                             $      (2,085)  $         342   $        (342)   $        (2,085)
                                                              =============== =============== ================ =================

Cash flows provided by (used in) operating activities         $      (7,104)  $       2,571   $           -    $        (4,533)
Cash flows provided by (used in) investing activities                (1,950)            (39)              -             (1,989)
Cash flows provided by (used in) financing activities                    41              (4)              -                 37
                                                              --------------- --------------- ---------------- -----------------
Increase (decrease) in cash and cash equivalents                     (9,013)          2,528               -             (6,485)
Cash and cash equivalents at beginning of period                     11,620            (390)              -             11,230
                                                              --------------- --------------- ---------------- -----------------
Cash and cash equivalents at end of period                    $       2,607   $       2,138   $           -    $         4,745
                                                              =============== =============== ================ =================

5. Subsidiary Guarantors (continued)

                                                                                                                    Total
                                                                                  Subsidiary   Consolidating     Consolidated
                                                                  Parent          Guarantors    Adjustments        Amounts
                                                               -------------- --------------- ---------------- -----------------
Nine months ended September 30, 2001
Operating revenues                                            $      21,766   $      19,708   $       (5,755)  $       35,719
Operating expenses                                                   12,997          13,992                -           26,989
                                                              --------------- --------------- ---------------- -----------------
Operating income                                                      8,769           5,716           (5,755)           8,730
Other income (expense)                                              (11,105)             39                -          (11,066)
                                                              --------------- --------------- ---------------- -----------------
Income (loss) before income taxes                                    (2,336)          5,755           (5,755)          (2,336)
Income taxes                                                           (890)              -                -             (890)
                                                              --------------- --------------- ---------------- -----------------
Net income (loss)                                             $      (1,446)  $       5,755   $       (5,755)  $       (1,446)
                                                              =============== =============== ================ =================

Cash flows provided by (used in) operating activities         $       9,126   $      (1,855)  $            -   $        7,271
Cash flows provided by (used in) investing activities                (7,348)           (639)               -           (7,987)
Cash flows provided by (used in) financing activities                   202               -                -              202
                                                              --------------- --------------- ---------------- -----------------
Increase (decrease) in cash and cash equivalents                      1,980          (2,494)               -             (514)
Cash and cash equivalents at beginning of period                        369             548                -              917
                                                              --------------- --------------- ---------------- -----------------
Cash and cash equivalents at end of period                    $       2,349   $      (1,946)  $            -   $          403
                                                              =============== =============== ================ =================

Nine months ended September 30, 2002
Operating revenues                                            $       8,055   $       9,793   $       (1,388)  $       16,460
Operating expenses                                                   11,494           8,421                -           19,915
                                                              --------------- --------------- ---------------- -----------------
Operating income (loss)                                              (3,439)          1,372           (1,388)          (3,455)
Other income (expense)                                               (7,862)             16                -           (7,846)
                                                              --------------- --------------- ---------------- -----------------
Income (loss) before income taxes                                   (11,301)          1,388           (1,388)         (11,301)
Income taxes                                                         (4,263)              -                -           (4,263)
                                                              --------------- --------------- ---------------- -----------------
Net income (loss)                                             $      (7,038)  $       1,388   $       (1,388)  $       (7,038)
                                                              =============== =============== ================ =================

Cash flows provided by (used in) operating activities         $     (16,283)  $       1,799   $            -   $      (14,484)
Cash flows provided by (used in) investing activities                 1,852             (949)              -              903
Cash flows provided by (used in) financing activities                (1,537)             (11)              -           (1,548)
                                                              --------------- --------------- ---------------- -----------------
Increase (decrease) in cash and cash equivalents                    (15,968)             839               -          (15,129)
Cash and cash equivalents at beginning of period                     18,575            1,299               -           19,874
                                                              --------------- --------------- ---------------- -----------------
Cash and cash equivalents at end of period                    $       2,607   $        2,138  $            -   $        4,745
                                                              =============== =============== ================ =================

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

6.   Derivative Contracts

At September 30, 2002 the Company had purchased put options through January 2003 on 352,000 MMbtu of natural gas which establish an average floor price of $3.31 per Mmbtu, and Nymex swap contracts for November 2002 on 90,000 Mmbtu of natural gas at $3.96 per Mmbtu. In addition, the Company also had sold call options for October 2002 on 46,500 Mmbtu of natural gas at $3.45 per Mmbtu. The Company has not elected to treat these contracts as hedges of future production under SFAS
133. The fair value of these derivatives was immaterial at September 30, 2002.

7.   Contingencies

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

8.   Long-term Debt

The Company did not make the semi-annual interest payment due August 15, 2002, under the 11 1/2% Senior Notes due 2008. On September 13, 2002, within the 30-day grace period provided under the Senior Notes, the Company made the payment to the paying agent, together with interest on the amount of the late payment, thereby avoiding the occurance of an Event of Default under the Senior Notes.

9.   Subsequent Event

In October, 2002 the Company received a written commitment from a commercial lending institution to provide a $30.0 million senior secured credit facility. The commitment is contingent upon the satisfaction of certain closing and other conditions that currently remain unsatisfied.

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

Effective December 1, 2001, we sold 86 Bcfe of our proved reserves to Carmen Acquisition Corp., an affiliate of Chesapeake Energy Corporation, for $76.0 million in a combination of cash and the surrender of approximately $11.1 million principal amount of our outstanding 11 1/2% senior notes due 2008. The natural gas reserves that we sold included certain reserves that were subject to a volumetric production payment in favor of Duke Energy. All our obligations to Duke Energy under the volumetric production payment were assumed by Carmen Acquisition. We used a portion of the net proceeds from the sale to fully repay our senior secured credit facility.

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

We periodically utilize various hedging strategies to manage the price received for a portion of our future natural gas and oil production. These strategies customarily involve put or call options, contracts for specified monthly volumes at prices determined with reference to the natural gas futures market or swap arrangements that establish an index-related price above which we pay the hedging partner and below which we are paid by the hedging partner. These contracts allow us to predict with greater certainty the effective natural gas and oil prices to be received for our production and benefit us when market prices are less than the fixed prices under our hedging contracts. However, we will not benefit from market prices that are higher than the fixed prices in these contracts for our hedged production. At September 30, 2002 we had purchased put options through January 2003 on 352,000 MMbtu of natural gas which establish an average floor price of $3.31 per MMbtu, and Nymex swap contracts for November 2002 on 90,000 MMbtu of natural gas at $3.96 per MMbtu. In addition, we had sold call options for October 2002 on 46,500 MMbtu of natural gas at $3.45 per MMbtu. The fair value of these derivatives was immaterial at September 30, 2002.

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

Results of Operations

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Operating Revenues. Our operating revenues decreased by $2.1 million, or 25% for the three months ended September 30, 2002, compared to the year earlier period. The following table summarizes our natural gas and oil production volumes, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                                  Three Months Ended
                                                     September 30,
                                             ------------------------------         % Increase
                                                 2001            2002               (Decrease)
                                             -------------  ---------------        ------------
          Natural gas and oil sales........        $5,354           $2,613              (51.2)
             (in thousands)
          Production volumes:
             Natural gas (MMcf)............         1,510              417              (72.4)
             Oil (Mbls)....................            68               56              (17.1)
          Average sales prices:
             Natural gas (per Mcf).........         $2.48            $2.81                13.4
             Oil (per Bbl).................        $23.74           $25.62                 7.9

      Natural gas and oil sales. Our natural gas and oil revenues were lower in the third quarter of 2002 as compared to the third quarter of 2001 with a 61% decrease in production due, primarily, to our sale of proved reserves to Carmen Acquisition Corp. in December 2001, offset by a 24% increase in realized prices, both on an Mcfe basis. Average daily production was 8 MMcfe in the third quarter of 2002 compared to 21 MMcfe during the third quarter of 2001, a decrease of 61%. For the third quarter of 2002, our natural gas production decreased by 72% and oil production decreased by 17% compared to the third quarter of 2001. The average realized sales price for natural gas was $2.81 per Mcf for the quarter ended September 30, 2002, an increase of 13% compared to $2.48 per Mcf for the same quarter in 2001. The average realized oil price for the quarter ended September 30, 2002 was $25.62 per Bbl, an 8% increase compared to $23.74 per Bbl for the quarter ended September 30, 2001.

      Natural Gas and Oil Production Tax Expense. Our natural gas and oil production taxes for the quarter ended September 30, 2002 were $194,000, a decrease of $184,000, or 49%, from $378,000 for the quarter ended September 30, 2001. As a percentage of wellhead prices received, production taxes were 7.4% for the quarter ended September 30, 2002 compared to 7.1% for the quarter ended September 30, 2001.

      Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the quarter ended September 30, 2002 was $767,000, a decrease of $560,000, or 42%, from the $1.327 million for the third quarter ended September 30, 2001. Natural gas and oil production expense was $1.02 per Mcfe for the third quarter of 2002, an increase of $0.32 per Mcfe, or 47%, from the $0.69 per Mcfe incurred for the third quarter of 2001. This increase was due to a higher percentage of higher-cost oil properties in the 2002 quarter compared to the quarter of the previous year.

      Pipeline System. Our pipeline system revenue was $3.5 million for the three months ended September 2002, an increase of $639,000, or 22%, compared to the $2.9 million for the three months ended September 2001. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to the system to satisfy our obligation to Miami Valley Resources. Our contract with Miami Valley Resources expired on October 31, 2002. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $3.1 million for the third quarter of 2002, and our pipeline system operating margin was $383,000. For the three months ended September 2001 purchases from third parties and operating costs totaled $2.5 million and our pipeline system operating margin was $427,000.

      Amortization and Depreciation Expense. Our amortization and depreciation expense of $1.4 million for the third quarter of 2002, a decrease of $1.3 million, or 49%, from the $2.7 million for the same period in 2001. On a per unit of production basis, our amortization and depreciation expense was $1.84 per Mcfe for the 2002 quarter, an increase of 29% compared to the $1.42 per Mcfe for the 2001 quarter. This increase per Mcfe is due to the approximate $500,000 of straight-line depreciation of our pipeline system in both periods.

      General & Administrative Expense. For the quarter ended September 30, 2002 our general and administrative expense was $1.3 million, an increase of $620,000, or 97%, as compared with $642,000 for the 2001 period. This increase is a result of the loss of overhead reimbursements from third parties (a reduction of this expense item) associated with the properties we sold effective December 1, 2001.

      Interest Expense. Our interest expense decreased by $1.0 million to $2.8 million for the three months ended September 30, 2002 compared to $3.8 million for the comparable period of 2001. This decrease was attributable to lower average outstanding balances during the 2002 period.

      Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. This net liability results in our providing for income taxes or credits after the date of this acquisition.

      Net Loss. Due to the factors described above, we realized a net loss of $2.1 million for the third quarter of 2002 compared to a net loss of $1.9 million for the third quarter of 2001.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Operating Revenues. Our operating revenues decreased by $19.3 million, or 54% for the nine months ended September 30, 2002, compared to the year earlier period. The following table summarizes our natural gas and oil production, average sales prices and period to period comparisons, including the effect on our operating revenues, for the periods indicated:

                                                 Nine Months Ended
                                                   September 30,
                                           ------------------------------          % Increase
                                               2001            2002                 (Decrease)
                                           -------------  ---------------        -------------
        Natural gas and oil sales..........     $22,539           $6,382              (71.7)
           (in thousands)
        Production volumes:
           Natural gas (MMcf)..............       4,716            1,278              (72.9)
           Oil (Mbls)......................         210              134              (36.3)
        Average sales prices:
           Natural gas (per Mcf)...........       $3.62            $2.53              (18.7)
           Oil (per Bbl)...................      $25.96           $23.50              ( 9.5)

      Natural gas and oil sales. Our natural gas and oil revenues were lower in the first nine months of 2002 as compared to the same period of 2001 with a 19% increase in realized prices, and a 64% decrease in production due, primarily, to our sale of proved reserves to Carmen Acquisition Corp. in December 2001, both on an Mcfe basis. Average daily production was 7.6 MMcfe in the first nine months of 2002 compared to 21.9 MMcfe during the same period of 2001, a decrease of 64%. For the first nine months of 2002 our natural gas production decreased by 73% and oil production decreased 36% compared to the first nine months of 2001. The average realized sales price for our natural gas was $2.53 per Mcf for the first nine months of 2002, compared to $3.62 per Mcf for the same period in 2001, a decrease of 30%. Our average realized oil price for the nine months ended September 30, 2002 was $23.50 per Bbl, and for the nine months ended September 30, 2001 was $25.96 per Bbl, a 10% decrease.

      Natural Gas and Oil Production Tax Expense. Our natural gas and oil production taxes for the first nine months of 2002 were $659,000, a decrease of $1.3 million, or 67%, from the $2.0 million for the first nine months of 2001. As a percentage of wellhead prices received, production taxes were 10.3% for the first nine months of 2002 compared to 8.8% for the first nine months of 2001.

      Natural Gas and Oil Production Expense. Our natural gas and oil production expense for the first nine months of 2002 was $2.2 million, a decrease of $2.1 million, or 48%, from the $4.3 million for the same period in 2001. Natural gas and oil production expense was $1.07 per Mcfe for the first nine months of 2002, an increase of $0.35 per Mcfe, or 49%, from the $0.72 per Mcfe incurred for the first nine months of 2001. This increase was due to a higher percentage of higher-cost oil properties in the 2002 period compared to the first nine months of the previous year.

      Pipeline System. Our pipeline system revenue was $9.9 million for the nine months ended September 30, 2002, a decrease of $3.2 million, or 24%, compared to the nine months ended September 30, 2001. By contract we are obligated to deliver 10,000 Mmbtu's per day to Miami Valley Resources. We purchase natural gas from wells connected to the system to satisfy that our obligation to Miami Valley Resources. Our contract with Miami Valley Resources expired on October 31, 2002. In addition, we purchase and re-sell oil and dispose of saltwater. Our third party purchases and system operating costs were $8.9 million for the first nine months of 2002, and our pipeline system operating margin was $1.0 million For the first nine months of 2001 our purchases from third parties and operating costs totaled $10.4 million and our pipeline system operating margin was $2.7 million.

     Amortization and Depreciation Expense. Our amortization and depreciation expense of $4.1 million for the first nine months of 2002 decreased $3.6 million, or 46%, compared to $7.7 million for the same period in 2001, and was $1.98 per Mcfe for the nine months ended September 30, 2002, compared to $1.28 per Mcfe for the nine months ended September 30, 2001. This increase per Mcfe was due to the approximate $1.5 million of straight-line depreciation of our pipeline system in both periods.

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

      General & Administrative Expense. For the nine months ended September 30, 2002, our general and administrative expense was $3.6 million, an increase of $1.0 million, or 38%, compared to the $2.6 million incurred for the same period in 2001. This increase is a result of the loss of overhead reimbursements from third parties (a reduction of this expense item) associated with the properties we sold effective December 1, 2001.

      Interest Expense. Our interest expense decreased by $3.1 million to $8.1 million for the nine months ended September 30, 2002 compared to $11.2 million for the comparable period of 2001. This decrease during the 2002 period was attributable to lower average outstanding indebtedness.

      Income Taxes. In connection with an acquisition in 1998, we recorded deferred income taxes related to the excess of financial bases of net assets acquired (principally properties and equipment) over their respective bases for income tax purposes. Such net liability results in our providing for income taxes or credits after the date of the acquisition.

      Net Loss. Due to the factors described above, we realized a net loss of $7.0 million for the nine months ended September 30, 2002, compared to a net loss of $1.4 million in the first nine months of 2001.

Liquidity and Capital Resources

      As of September 30, 2002 we had cash and cash equivalents of $4.7 million.

As of September 30, 2002 we had $91.1 million ($91.9 million excluding the original issue discount) of indebtedness outstanding evidenced by our 11 1/2 % senior notes issued in February 1998. Under the terms of the indenture governing our outstanding 11 1/2 % senior notes, we currently may incur up to $30.0 million in permitted indebtedness in addition to the indebtedness outstanding under our senior notes.

In October, 2002 we received a written commitment from a commercial lending institution to provide a $30.0 million senior secured credit facility. The commitment is contingent upon the satisfaction of certain closing and other conditions that currently remain unsatisfied.

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

      Net Cash Provided or Used in Operating Activities. Our cash flows from operating activities are comprised of three main categories: net income or
(loss), adjustments (primarily non-cash items such as depreciation and amortization and deferred income taxes) to reconcile net loss to cash provided
(used) before changes in working capital, and changes in net working capital. Our net loss and non-cash adjustments used $1.9 million of cash for the three months ended September 30, 2002 compared to $306,000 of cash provided for the comparable period of 2001. Net working capital changes for the three months ended September 30, 2002, used cash of $2.6 million compared with cash provided of $1.3 million for the three months ended September 30, 2001.

For the first nine months of 2002, our net loss and non-cash adjustments used $6.6 million of cash compared to $5.4 million of cash provided for the comparable period of 2001. Net working capital changes for the nine months ended September 30, 2002, used cash of $7.9 million compared with cash provided of $1.8 million for the nine months ended September 30, 2001.

      Net Cash Provided or Used in Investing Activities. For the three months ended September 30, 2002, net cash used by us in our investing activities was $2.0 million, consisting primarily of payments for natural gas and oil properties and equipment. This compares with $2.7 million used in investing activities in 2001. For the first nine months of 2002 net cash provided by us in our investing activities was $1.0 million, consisting primarily of payments for natural gas and oil properties and equipment of $5.6 million, offset by releases from the escrow account described above in the amount of $6.4 million. This compares to $8.0 million used in investing activities for the first nine months of 2001.

      Net Cash Provided or Used in Financing Activities. For the three months ended September 30, 2002, net cash provided by our financing activities was negligible. For the three months ended September 30, 2001, net cash used by our financing activities was $349,000, consisting primarily of net loan payments on our credit facility. For the first nine months of 2002 net cash used by our financing activities was $1.5 million, consisting of the purchase of a standby letter of credit. This compares to $200,000 of net long-term borrowings for the 2001 period.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables and payable, installment notes and capital leases, and variable rate long-term debt approximate their fair values The carrying value of our senior notes exceeded their fair value at December 31, 2001 by approximately $23.2 million and at September 30, 2002 by approximately $64.6 million based on quoted market prices.

Item 4. Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Not applicable

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits     Description of Exhibit
    --------     ----------------------

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

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K filed on April 2, 2001and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 6, 2001 and incorporated by reference herein.

(b) Reports of Form 8-K.

     On September 13, 2002, the registrant filed a current report on Form 8-K, which reported that the registrant was late in making an interest payment due on its outstanding 11 1/2% Senior Notes due 2008. The registrant also reported on the re-completion of several of its marginally producing wells, and the initial impact on its operating revenues.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RAM ENERGY, INC.
                                      (Registrant)

Date: November 12, 2002
                                      By: LARRY E. LEE
                                          Larry E. Lee
                                          President and Chief Executive Officer

                                      By: JOHN M. LONGMIRE
                                          John M. Longmire
                                          Senior Vice President and
                                          Chief Financial Officer,
                                          Treasurer and Secretary

                          CERTIFICATIONS FOR FORM 10-Q

     I, Larry E. Lee, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RAM Energy, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                                RAM Energy, Inc.


Date:  November 12, 2002        By:   LARRY E. LEE
                                      Larry E. Lee
                                      President and Chief Executive Officer

                          CERTIFICATIONS FOR FORM 10-Q

     I, John M. Longmire, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RAM Energy, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                                RAM Energy, Inc.


Date:  November 12, 2002        By:  JOHN M. LONGMIRE
                                     John M. Longmire
                                     Senior Vice President and Chief
                                     Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.       Description of Exhibit                  Method of Filing
-------   ----------------------------------  ----------------------------------

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

10.17      Employment Agreement by and        Incorporated herein by reference
           between William W. Talley II and
           the Company dated January 1, 2001

10.18      Employment and Severance           Incorporated herein by reference
           Agreement by and between
           John M. Longmire and the
           Company dated December 1, 2000

10.19      Employment and Severance           Incorporated herein by reference
           Agreement by and between
           Larry G. Rampey and the
           Company dated December 1, 2000

10.20      Employment and Severance           Incorporated herein by reference
           Agreement by and between
           Drake N. Smiley and the
           Company dated December 1, 2000

10.21     Asset Purchase Agreement            Incorporated herein by reference
          among Registrant, Magic Circle Energy
          Corporation and Carmen Development
          Corporation, as Sellers, and Carmen
          Acquisition Corp., As Buyer, dated as of
          December 1, 2001.

21        Subsidiaries of the Company         Incorporated herein by reference